Form 10-Q
period 1996-03-31
PARAMOUNT FINANCIAL CORP
filed 1996-05-15
CIK 1000179

================================================================

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                ----------------------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended March 31, 1996

                            Commission file number 0-27190


                           PARAMOUNT FINANCIAL CORPORATION
                (Exact name of Registrant as specified in its charter)


                    DELAWARE                           11-3072768
          (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)         Identification No.)



           One Jericho Plaza, Jericho, New York           11753
          (Address of principal executive offices)      (zip code)


                                    (516) 938-3400
                 (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. Yes    X        No
                                                  -----          -----


                     Number of shares outstanding at May 9, 1996:


             7,990,000 shares of Common Stock, par value $0.01 per share.

          =================================================================

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    March 31, 1996


                                                                Page No.
                                                                --------

          PART I - FINANNCIAL INFORMATION

             Item 1 - Financial Statements

                  Balance Sheets
                  March 31, 1996 and December 31, 1995........    1

                  Statements of Operations
                  Three Months Ended March 31, 1996 and 1995..    2

                  Statements of Shareholders' Equity
                  Three Months Ended March 31, 1996...........    3

                  Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995..    4

                  Notes to Unaudited Financial Statements.....    5

             Item 2 - Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations...........................    6


          PART II - Other Information.........................    9


          SIGNATURES..........................................   10

                            PART I:  FINANCIAL INFORMTION


          Item 1.        FINANCIAL STATEMENTS

                           PARAMOUNT FINANCIAL CORPORATION
                            -----------------------------
                                    BALANCE SHEETS
                                    --------------
                                      UNAUDITED
                                      ---------
                                        ASSETS
                                        ------

                                             December 31,         March 31,
                                                 1995               1996
                                             ------------       -----------

          Cash and cash equivalents . . . .  $ 1,153,476        $ 1,861,506
          Marketable securities available
            for sale  . . . . . . . . . . .            -          5,567,650
          Accounts receivable . . . . . . .      106,794            276,342
          Net investment in direct finance
            and sales-type leases . . . . .    6,446,063         14,600,003
          Assets held under operating leases,
            net of accumulated
            depreciation  . . . . . . . . .    3,976,209         16,452,153
          Other assets  . . . . . . . . . .      696,043            264,064
                                             -----------        -----------
                                             $12,378,585        $39,021,718
                                             ===========        ===========


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

          LIABILITIES:
          Notes payable . . . . . . . . . .  $   576,941         $   79,511
          Bridge loans payable  . . . . . .    1,034,756                -
          Accounts payable  . . . . . . . .      419,624            316,937
          Accounts payable - leases . . . .      126,990          3,319,490
          Accrued expenses  . . . . . . . .      313,673             55,299
          Obligations for financed
            equipment -  non-recourse . . .    9,337,883         26,203,515
                                              ----------         ----------
            Total liabilities . . . . . . .   11,809,867         29,974,752
                                              ----------         ----------

          SHAREHOLDERS' EQUITY:
          Preferred stock, $.01 par value;
            5,000,000 shares authorized,
            none outstanding  . . . . . . .            -                  -
          Common stock, $.01 par value;
            35,000,000 shares authorized,
            3,500,000 and 7,990,000 shares
            issued and outstanding,
            respectively  . . . . . . . . .       35,000             79,900
          Additional paid-in capital  . . .    5,282,049         13,827,976
          Accumulated deficit . . . . . . .  (4,748,331)        (4,860,910)
                                             -----------        -----------

            Total shareholders' equity  . .      568,718          9,046,933
                                             -----------        -----------

                                             $12,378,585        $39,021,984
                                             ===========        ===========


                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                            ------------------------------
                               STATEMENTS OF OPERATIONS
                              -------------------------
                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------
                                      UNAUDITED
                                      ----------


                                                 1995               1996
                                              ----------         ----------
          REVENUES:
          Equipment sales . . . . . . . . .   $8,554,862         $1,077,297
          Lease revenue . . . . . . . . . .      580,607            647,602
          Fee and other income  . . . . . .       77,514              6,950
                                              ----------         ----------
            Total revenues  . . . . . . . .    9,212,983          1,731,849
                                              ----------         ----------

          DIRECT COSTS:
          Cost of equipment sales . . . . .    8,052,089            964,302
          Lease expense . . . . . . . . . .      454,569            559,446
                                              ----------         ----------
            Total direct costs  . . . . . .    8,506,658          1,523,748
                                              ----------         ----------
            Gross profit  . . . . . . . . .      706,325            208,101

          SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES . . . .      423,388            459,311
                                              ----------         ----------
            Income (loss) from operations .      282,937           (251,210)

          INTEREST INCOME, NET  . . . . . .       13,638             63,578
                                              ----------         ----------
            Income (loss) before provision
              for income taxes  . . . . . .      296,575           (187,632)

          PROVISION FOR (BENEFIT FROM) INCOME
            TAXES . . . . . . . . . . . . .        6,054            (75,053)
                                              ----------         ----------
            Net income (loss) . . . . . . .   $  290,521         $ (112,579)
                                              ==========         ==========

          NET (LOSS) PER SHARE  . . . . . .                      $    (0.02)
                                                                 ==========
          Weighted average common
            shares outstanding  . . . . . .                       7,267,143
                                                                 ==========


                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                            ------------------------------
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                         -----------------------------------
                      FOR THE THREE MONTHS ENDED MARCH 31, 1996
                      -----------------------------------------
                                      UNAUDITED
                                      ---------


                                             Common Stock
                                          -------------------    Additional
                                                                   Paid-In
                                           Shares      Amount      Capital
                                          ---------   -------   -----------

        BALANCE, December 31, 1995. . .   3,500,000   $35,000   $ 5,282,049

          Issuance of common stock
            in the initial public
            offering, net of fees . . .   2,990,000    29,900     8,560,927

          Issuance of common stock to
            bridge lenders  . . . . . .   1,500,000    15,000       (15,000)

          Net loss  . . . . . . . . . .          --        --            --
                                          ---------    ------     ---------

        BALANCE, March 31, 1996 . . . .   7,990,000   $79,900   $13,827,976
                                          =========   =======   ===========


                                                Retained
                                                Earnings        Total
                                              ------------   ----------


        BALANCE, December 31, 1995 . . . .    $(4,748,331)   $  568,718

          Issuance of common stock
            in the initial
            public offering,
            net of fees  . . . . . . . . .             --     8,590,827

          Issuance of common stock
            to bridge lenders  . . . . . .             --            --

          Net loss . . . . . . . . . . . .       (112,579)     (112,579)
                                              -----------    ----------

        BALANCE, March 31, 1996. . . . . .    $(4,860,910)   $9,046,966
                                              ===========    ==========


                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                            ------------------------------
                               STATEMENTS OF CASH FLOWS
                               ------------------------
                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------
                                      UNAUDITED
                                      ---------



                                                       1995          1996
                                                    ----------    ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss) . . . . . . . . . . .   $  290,521    $ (112,579)
          Adjustments to reconcile net income
            (loss) to net cash provided by
            (used in) operating activities:
            Depreciation  . . . . . . . . . . . .      192,578       361,656
            Amortization of discount on
              marketable securities . . . . . . .           --       (37,808)
            Amortization of unearned operating
              lease revenue from sublease
              transaction . . . . . . . . . . . .      (26,018)      (15,473)
            Amortization of prepaid operating
              lease expense from sublease
              transactions  . . . . . . . . . . .       23,094        13,567
            Purchase of equipment for direct
              finance leases and sales type
              leases  . . . . . . . . . . . . . .     (709,758)   (8,840,394)
            Termination of direct finance
              leases and sales  . . . . . . . . .      669,301            --
            Proceeds applied to direct finance
              leases and sales type leases. . . .      531,417       686,454
            Purchase of equipment for
              operating leases  . . . . . . . . .      (59,458)  (12,903,224)
            Termination of operating leases . . .       21,450        65,626
            Increase in non-recourse lease
              financing . . . . . . . . . . . . .    1,430,784    17,937,808
            Termination of non-recourse lease
              financing . . . . . . . . . . . . .     (612,574)           --
            Repayments and interest amortization
              applied to non-recourse
              lease financing . . . . . . . . . .     (691,054)   (1,072,176)
            Changes in operating assets and
              liabilities:
              Accounts receivable . . . . . . . .     (382,210)     (169,548)
              Other assets  . . . . . . . . . . .      (18,481)      418,412
              Unearned sales revenue  . . . . . .     (613,000)           --
              Accounts payable  . . . . . . . . .    1,112,714      (102,688)
              Accounts payable - leases . . . . .     (820,000)    3,192,500
              Accrued expenses  . . . . . . . . .      (67,360)     (242,901)
                                                    ----------    ----------
              Net cash provided by (used in)
                operating activities  . . . . . .      271,946      (820,768)
                                                    ----------    ----------

          CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of marketable
              securities  . . . . . . . . . . . .           --    (8,529,843)
            Proceeds from maturity of
              investments . . . . . . . . . . . .           --     3,000,000

              Net cash (used in) investing
                activities. . . . . . . . . . . .           --    (5,529,843)
                                                    ----------    ----------

          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of common
              stock in the initial public
              offering, net of fees . . . . . . .           --     8,590,827
            Distributions to shareholders
              in cash . . . . . . . . . . . . . .      (47,000)           --
            Proceeds from notes payable . . . . .       68,213            --
            Repayment of notes payable  . . . . .      (65,870)   (1,532,186)
                                                    ----------    ----------
              Net cash provided by
                (used in) financing
                activities  . . . . . . . . . . .      (44,657)    7,058,641
                                                    ----------    ----------
          Net increase in cash and
            cash equivalents  . . . . . . . . . .      227,289       708,030

          CASH AND CASH EQUIVALENTS,
            beginning of year . . . . . . . . . .    1,286,601     1,153,476
                                                    ----------     ---------
          CASH AND CASH EQUIVALENTS,
            end of year . . . . . . . . . . . . .   $1,513,890    $1,861,506
                                                    ==========    ==========

          SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid for incomed taxes . . . . .   $   6,054     $    9,681
                                                    =========     ==========
            Cash paid for income taxes  . . . . .   $ 101,097     $  183,841
                                                    =========     ==========


                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------
                       Notes to Unaudited Financial Statements
                       ----------------------------------------
                                     (Unaudited)
                                      ----------


          1. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation (the "Company") at March 31, 1995 and 1996 and its results of operations and cash flows for the three months ended March 31, 1995 and 1996, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

          2. On January 22, 1996, the Company consummated an initial public offering ("IPO") of its securities. In connection with the IPO, the Company issued a total of 1,495,000 units, inclusive of the underwriter s over-allotment option which was exercised in full, at a price of $7.00 per unit generating approximately $8.1 million. Each unit sold in the offering consisted of two shares of common stock and two redeemable, detachable class A warrants. Concurrent with the IPO, the Company no longer qualified as a Subchapter "S" Corporation, and became subject to "C" corporation taxation from that point on.

          3. Marketable securities have been classified as available for sale in accordance with Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Marketable securities available for sale consist primarily of United States government and agency bonds with original maturities of one year or less. The cost basis of these securities approximates market value, as such there are no unrealized
               gains or  losses at  March 31,  1996.   The cost  of debt
               securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses are included in interest income.

          4. In January 1996, the Company repaid a bridge loan totaling approximately $1,040,000 and in March 1996 the Company repaid $495,000 outstanding under a secured line of credit.

          Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


          Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

          Results of Operations

               The following table sets forth, for the periods indicated, the dollar amount of total new business volume generated by the
          Company:

                                            Three Months Ended
                                                March 31,
                                      ----------------------------------
                                            1995               1996
                                            ----               ----

          Direct finance leases .....   $   709,758         $ 8,840,394

          Operating leases...........        59,458          12,903,224
                                        -----------         -----------

          Total new lease volume.....       769,216          21,743,618
                                        -----------         -----------

          Equipment sales revenue....     8,554,862           1,077,297
                                        -----------         -----------

          Total new business volume..   $ 9,324,078         $22,820,915
                                        ===========         ===========


               During the three months ended March 31, 1996, Paramount Financial Corporation ( Paramount or the "Company") had total new business volume (gross revenue from equipment sales and the cost of new equipment lease transactions) of $22.8 million. This represents an increase of $13.5 million, or 144.8%, over the three months ended March 31, 1995. The results of operations for the 1996 first quarter represent a significant change in focus for Paramount as compared to the prior year's activity. The Company has begun to carry out its business plan to aggressively expand its end-user lease origination business. Specifically, the Company has increased its presence in end-user accounts, put greater emphasis on new lease origination and established a greater marketing presence in the high-technology community. In addition, the proceeds of the Company's January 1996 initial public offering (the "IPO") have increased the Company's ability to make residual value investments in leased equipment, thus creating new opportunities for lease origination. See "Liquidity and Capital Resources." During the three months ended March 31, 1996, the Company entered into new lease transactions totaling $21.7 million of equipment cost. This represents an increase of $21.0 million over the cost of equipment leased during the three months ended March 31, 1995. Of the cost of equipment leased during the three months ended March 31, 1996, $8.8 million were classified as direct finance leases and $12.9 million as operating leases, compared to $709,800 and $59,500, respectively, for the three months ended March 31, 1995.

               The  Company's operating  results  are subject  to quarterly fluctuations resulting from a variety of factors, including product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. The Company s equipment sales volume can fluctuate significantly from quarter to quarter based on the closing date and nature of each particular sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers, and price competition from other lessors. Leasing transactions, in general, do not provide for significant earnings in the month of lease origination. Instead, revenue and profit from lease transactions are recorded over the life of the asset and the lease.

               Lease revenue increased by 11.5% to $647,600 for the three months ended March 31, 1996 from $580,600 for the comparable 1995 period. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing, and sublease rent expense increased by 23.1% to $559,400 for the three months ended March 31, 1996 from $454,600 for the three months ended March 31, 1995. Lease expense increased at a greater rate than lease revenue during the quarter ended March 31, 1996 due to a number of lease transactions that had renewed on a month-to-month basis during the first quarter of 1995 which generated lease revenue without any related lease expense. There was no such revenue during the three months ended March 31, 1996. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e., operating or direct finance) and the commencement date of the lease within a particular period. Since the majority of new lease origination for the three months ended March 31, 1996 occurred towards the end of the quarter, the increase in lease revenue and lease expense was less dramatic than the increase in new lease volume.

               Consistent with the growth in new lease volume, during the three months ended March 31, 1996, the Company entered into $17.9 million of non-recourse loans related to newly generated lease transactions as compared with $1.4 million for the three months ended March 31, 1995. See "Liquidity and Capital Resources."

               Revenue from the sale of equipment for the three months ended March 31, 1996 declined by 87.4% to $1.1 million from $8.6 million for the three months ended March 31, 1995. This decrease is a result of the Company's expansion of its leasing operation and the increased emphasis on lease origination and portfolio development in the 1996 quarter and the timing of transactions from quarter to quarter as discussed above. During the three months ended March 31, 1995, the Company entered into a single transaction to sell equipment on lease to an equipment investor for a total sale price of $4.4 million. Following a transaction of this variety, the Company generally manages such assets on behalf of the owner and can earn additional profit upon subsequent re-marketing at lease expiration.

               Selling, general and administrative expenses totaled $459,300 for the three months ended March 31, 1996, representing an increase of 8.5% over the $423,400 recorded during the three months ended March 31, 1995. The increase in the dollar amount of selling, general and administrative expenses is a result of the Company's increasing the size of its marketing and sales force.

               During the period ending March 31, 1996 the Company recorded $63,600 of interest income, an increase of $49,900 over the period ending March 31, 1995. This increase is due to the proceeds of the IPO in January 1996, and held by the Company as cash, cash equivalents and marketable securities during the period ended March 31, 1996.

               The benefit from income taxes of $75,000 for the three months ended March 31, 1996 reflects an effective tax rate of 40% for federal and state taxes. Prior to 1996 the Company was an S-Corporation and not subject to a corporate federal income tax.


          Liquidity and Capital Resources

               As of March 31, 1996, the Company had $7.4 million in cash, cash equivalents and marketable securities. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or financial institutions, or in United States Government or other AA rated obligations. Since inception, the Company has been able to cover its operating expenses from internally generated cash flow and has never had to borrow funds to cover such operating expenses. Although the Company's business is subject to monthly and quarterly fluctuations that may require the Company to use its cash balances to cover such expenses for short periods of time, the Company does not anticipate having to use significant amounts of its cash balances to cover such expenses. Due to the timing of transactions, the Company recorded significant balances of accounts payable as of March 31, 1996. Substantially all of these amounts were paid by May 1996.

               At March 31,  1996, the  Company had three  lines of  credit available. These credit lines, established with The Bank of New York, Chemical Bank and Midlantic Bank, allow the Company, subject to the satisfaction of certain financial covenants with respect to the Midlantic Bank credit facility, to borrow up to $2,750,000 in the aggregate and are secured by equipment and contracts to sell or lease such equipment. Borrowings under these lines bear interest at 1% to 1 1/2% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. As of December 31, 1995, the Company had borrowed $495,000 from one of these bank lenders in connection with the acquisition of equipment on lease. This amount was paid in full in March 1996 and no additional amounts were outstanding as of that date. The Company is in the process of reviewing all of its existing credit relationships and hopes to modify the terms and increase the amounts of these lines in the near future.

               In January 1996, the Company, utilizing a portion of the net proceeds from the IPO, repaid $1 million owed to certain bridge lenders plus the related interest accrued that was outstanding as of December 31, 1995.

               The Company finances substantially all of its leases by discounting the payment streams on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. As a result of the IPO, management believes that it has sufficient resources to make the residual value investments required to grow its lease portfolio. In addition, the Company has numerous options available to it for the financing of residual value investments, including sales of equipment on lease to equipment investors, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease. As of March 31, 1996, the Company had a total of $79,500 of residual value loans outstanding.

                             PART II:  OTHER INFORMATION



          Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits.
                         --------

                         27.  Financial Data Schedule.

                    (b)  Reports on Form 8-K.
                         -------------------

                         None.

                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PARAMOUNT FINANCIAL CORPORATION



                                             By: /s/ Paul Vecker
                                                -----------------------------
                                                  Paul Vecker, Senior Vice
                                                     President and Chief
                                                      Financial Officer

                              EXHIBIT INDEX


             Exhibit           Description
             -------           -----------

               27              Financial Data Schedule