Form 10-Q
period 1996-06-30
PARAMOUNT FINANCIAL CORP
filed 1996-08-09
CIK 1000179

==========================================================================


                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      ----------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTER ENDED JUNE 30, 1996

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


                   NUMBER OF SHARES OUTSTANDING AT AUGUST 5, 1996:


             7,990,000 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

     ==========================================================================

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    JUNE 30, 1996

                                                                 Page No.
                                                                 --------


     PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

               Balance Sheets
               June 30, 1996 and December 31, 1995 . . . . . . .      1

               Statements of Operations
               Three Months Ended and Six Months Ended
               June 30, 1996 and 1995  . . . . . . . . . . . . .      2

               Statement of Changes in Stockholders' Equity
               Six Months Ended June 30, 1996  . . . . . . . . .      3

               Statements of Cash Flows
               Six Months Ended June 30, 1996 and 1995 . . . . .      4

               Notes to Unaudited Financial Statements . . . . .      5

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      6-9


     PART II - Other Information . . . . . . . . . . . . . . . .      10


     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .      11

                            PART I:  FINANCIAL INFORMATION

     Item 1.   FINANCIAL STATEMENTS

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------

                                    BALANCE SHEETS
                                    --------------

                                                   DECEMBER 31,     JUNE 30,
                                                       1995           1996
                                                   ------------    -----------
                                                                   (UNAUDITED)

                        ASSETS
                        ------
      Cash and cash equivalents . . . . . . . .    $ 1,153,476    $ 4,365,176

      Marketable securities available for sale              --      2,435,978

      Accounts receivable . . . . . . . . . . .        106,794        819,991

      Net investment in direct finance
        and sales-type leases . . . . . . . . .      6,446,063     20,824,494

      Assets held under operating leases, net of
        accumulated depreciation  . . . . . . .      3,976,209      5,018,026

                                                       696,043        259,540
      Other assets  . . . . . . . . . . . . . .    -----------    -----------

                                                   $12,378,585    $33,723,205
      Total assets  . . . . . . . . . . . . . .  =============    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

      Notes payable . . . . . . . . . . . . . .    $ 1,611,697    $    18,868

      Accounts payable  . . . . . . . . . . . .        419,624        786,474

      Accounts payable - leases . . . . . . . .        126,990        553,840

      Accrued expenses  . . . . . . . . . . . .        313,673        253,499

      Obligations for financed equipment-non         9,337,883     23,075,120
        -recourse . . . . . . . . . . . . . . .    -----------    -----------

                                                    11,809,867     24,687,801
      Total liabilities . . . . . . . . . . . .    -----------    -----------

      Stockholders' equity:

      Preferred stock, $.01 par value; 5,000,000
        shares authorized, none outstanding . .             --             --

      Common stock, $.01 par value; 35,000,000
        shares authorized, 3,500,000 and
        7,990,000 shares issued and outstanding,
        respectively  . . . . . . . . . . . . .         35,000         79,900

      Additional paid-in capital  . . . . . . .      5,282,049     13,635,242

                                                    (4,748,331)    (4,679,738)
      Accumulated deficit . . . . . . . . . . .    -----------    -----------
                                                       568,718      9,035,404
      Total stockholders' equity  . . . . . . .    -----------    -----------

                                                   $12,378,585    $33,723,205
      Total liabilities and stockholders' equity   ===========    ===========

                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------

                               STATEMENT OF OPERATIONS
                               -----------------------

                                      UNAUDITED
                                      ---------

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         ------------------
                                                         1995          1996
                                                         ----          ----
     REVENUES:

     Sales . . . . . . . . . . . . . . . . . . . .   $14,166,111   $21,006,596

     Lease revenue . . . . . . . . . . . . . . . .       486,572       798,769

     Fee and other income  . . . . . . . . . . . .         5,096         6,316
                                                     -----------   -----------
        Total revenues . . . . . . . . . . . . . .    14,657,779    21,811,681
                                                     -----------   -----------
     DIRECT COSTS:

     Cost of sales . . . . . . . . . . . . . . . .    13,569,690    20,117,787

     Lease expense . . . . . . . . . . . . . . . .       429,802       792,766
                                                     -----------   -----------
        Total direct costs . . . . . . . . . . . .    13,999,492    20,910,553
                                                     -----------   -----------
        Gross profit . . . . . . . . . . . . . . .       658,287       901,128
                                                     -----------   -----------
     SELLING, GENERAL AND                                459,876       685,600
       ADMINISTRATIVE EXPENSES . . . . . . . . . .   -----------   -----------

        Income (loss) from operations  . . . . . .       198,411       215,528

     INTEREST INCOME, NET  . . . . . . . . . . . .        12,558        86,427
                                                     -----------   -----------

        Income before provision for income
          taxes  . . . . . . . . . . . . . . . . .       210,969       301,955

     PROVISION FOR INCOME TAXES  . . . . . . . . .         4,240       120,783
                                                     -----------   -----------
        Net income . . . . . . . . . . . . . . . .   $   206,729   $   181,172
                                                     ===========   ===========
     Earnings per share  . . . . . . . . . . . . .                       $0.02
                                                                   ===========
     Weighted average common shares                                  7,990,000
       outstanding . . . . . . . . . . . . . . . .                 ===========


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                          ----------------

                                                         1995          1996
                                                         ----          ----
     REVENUES:

     Sales . . . . . . . . . . . . . . . . . . . .   $22,720,973   $22,083,893

     Lease revenue . . . . . . . . . . . . . . . .     1,067,179     1,446,371
                                                          82,610        13,266
     Fee and other income  . . . . . . . . . . . .   -----------   -----------
                                                      23,870,762    23,543,530
        Total revenues . . . . . . . . . . . . . .   -----------   -----------

     DIRECT COSTS:

     Cost of sales . . . . . . . . . . . . . . . .    21,621,779    21,082,089
                                                         884,371     1,352,212
     Lease expense . . . . . . . . . . . . . . . .   -----------   -----------
                                                      22,506,150    22,434,301
        Total direct costs . . . . . . . . . . . .   -----------   -----------
                                                       1,364,612     1,109,229
        Gross profit . . . . . . . . . . . . . . .   -----------   -----------

     SELLING, GENERAL AND                                883,264     1,144,911
       ADMINISTRATIVE EXPENSES . . . . . . . . . .   -----------   -----------

        Income (loss) from operations  . . . . . .       481,348       (35,682)

                                                          26,196       150,005
     INTEREST INCOME, NET  . . . . . . . . . . . .   -----------   -----------

        Income before provision for income
          taxes  . . . . . . . . . . . . . . . . .       507,544       114,323
                                                          10,294        45,730
     PROVISION FOR INCOME TAXES  . . . . . . . . .   -----------   -----------
                                                     $   497,250   $    68,593
        Net income . . . . . . . . . . . . . . . .   ===========   ===========
                                                                         $0.01
     Earnings per share  . . . . . . . . . . . . .                 ===========

     Weighted average common shares                                  7,628,571
       outstanding . . . . . . . . . . . . . . . .                 ===========


                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------

                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     --------------------------------------------

                                 AS OF JUNE 30, 1996
                                 -------------------

                                      UNAUDITED
                                      ---------



                                                    COMMON STOCK
                                                    ------------
                                               SHARES          AMOUNT
                                               ------          ------

      BALANCE, DECEMBER 31, 1995  . . . . .    3,500,000        $35,000

      Issuance of common stock in the
        initial public offering, net of
        offering costs of approximately
        $2,067,000  . . . . . . . . . . . .    2,990,000         29,900

      Issuance of common stock to
        bridge lenders  . . . . . . . . . .    1,500,000         15,000
                                                      --             --
      Net income  . . . . . . . . . . . . .    ---------        -------

                                               7,990,000        $79,900
      BALANCE, JUNE 30, 1996  . . . . . . .    =========        =======


                                                      RETAINED
                                      ADDITIONAL      EARNINGS
                                       PAID-IN-     ACCUMULATED
                                        CAPITAL      (DEFICIT)        TOTAL
                                      ----------    -----------       -----
      BALANCE, DECEMBER 31, 1995  .   $5,282,049   ($4,748,331)   $   568,718

      Issuance of common stock in
        the initial public
        offering, net of offering
        costs of approximately
        $2,067,000  . . . . . . . .    8,368,193            --      8,398,093

      Issuance of common stock to
        bridge lenders  . . . . . .      (15,000)           --             --
                                              --        68,593         68,593
      Net income  . . . . . . . . .  -----------   -----------     ----------

                                     $13,635,242   ($4,679,738)    $9,035,404
      BALANCE, JUNE 30, 1996  . . .  ===========   ===========     ==========



                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------
                               STATEMENTS OF CASH FLOWS
                               ------------------------
                          FOR THE SIX MONTHS ENDED JUNE 30,
                          ---------------------------------
                                      UNAUDITED
                                      ---------

                                                         1995          1996
                                                     -----------  ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income  . . . . . . . . . . . . . . . . . . $   497,250  $     68,593
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation  . . . . . . . . . . . . . . . .     331,082       805,020
       Amortization of discounts on marketable
         securities  . . . . . . . . . . . . . . . .          --       (85,270)
       Amortization of unearned operating lease
         revenue from sublease transactions  . . . .     (52,037)      (19,928)
       Amortization of prepaid operating lease
         expense from sublease transactions  . . . .      46,188        25,067
       Purchase of equipment for direct finance
         leases and sales type leases  . . . . . . .  (2,022,987)  (17,421,075)
       Termination of direct finance leases  . . . .     674,699       967,998
       Proceeds applied to direct finance leases and
         sales type leases . . . . . . . . . . . . .     979,214     2,074,645
       Purchase of equipment for operating leases  .    (222,485)  (14,547,245)
       Termination of operating leases . . . . . . .      30,200    12,700,409
       Increase in non-recourse lease financing  . .   2,699,258    27,446,278
       Termination of non-recourse lease financing .    (612,573)  (10,839,734)
       Repayments and interest amortization applied
         to non-resource lease financing . . . . . .  (1,236,414)   (2,869,307)
       Changes in operating assets and liabilities:
        Accounts receivable  . . . . . . . . . . . .      (8,617)     (713,197)
        Other assets . . . . . . . . . . . . . . . .     (19,331)      411,436
        Unearned sales revenue . . . . . . . . . . .    (825,000)           --
        Accounts payable . . . . . . . . . . . . . .     (15,016)      366,850
        Accounts payable - leases  . . . . . . . . .          --       426,850
        Accrued expenses . . . . . . . . . . . . . .     (67,360)      (40,246)
                                                     -----------  ------------
     Net cash provided by (used in) operating            176,071    (1,242,856)
       activities  . . . . . . . . . . . . . . . . . -----------  ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of marketable securities  . . . . .          --   (11,184,632)
       Proceeds from sale/maturity of marketable              --     8,833,924
         securities  . . . . . . . . . . . . . . . . -----------  ------------

     Net cash (used in) investing activities . . . .          --    (2,350,708)
                                                     -----------  ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from sale of common stock in an
         initial public offering . . . . . . . . . .          --     8,398,093
       Distributions to shareholders in cash . . . .    (187,489)           --
       Proceeds from notes payable . . . . . . . . .      98,000            --
       Repayment of notes payable  . . . . . . . . .     (75,199)   (1,592,829)
                                                     -----------  ------------
     Net cash (used in) provided by financing           (164,688)    6,805,264
       activities  . . . . . . . . . . . . . . . . . -----------  ------------

     Net increase in cash and cash equivalents . . .      11,383     3,211,700

     CASH AND CASH EQUIVALENTS, beginning of period    1,286,601     1,153,476
                                                     -----------  ------------

     CASH AND CASH EQUIVALENTS, end of period  . . . $ 1,297,984  $  4,365,176
                                                     ===========  ============

     SUPPLEMENTAL CASH FLOW INFORMATION:

       Cash paid for income taxes  . . . . . . . . . $    10,294  $     21,746
                                                     ===========  ============

       Cash paid for interest  . . . . . . . . . . . $   231,651  $    523,203
                                                     ===========  ============

                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------

                                     (UNAUDITED)
                                     -----------

     1. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation ("the Company") at June 30, 1996 and its results of operations and cash flows for the three and six months ended June 30, 1995 and 1996, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

     2. On January 22, 1996, the Company consummated an initial public offering ("IPO") of its securities. In connection with the offering, the Company issued a total of 1,495,000 units, inclusive of the underwriter's over-allotment option which was exercised in full, at a price of $7.00 per unit generating net proceeds to the Company of approximately $8.4 million. Concurrent with the IPO, the Company issued 750,000 units, identical to those units issued in the IPO, and 1,500,000 class B warrants to certain lenders (the "Lenders") as additional compensation for making certain bridge loans to the Company (the "Bridge Loans"). Each unit sold in the offering consisted of two shares of common stock and two redeemable, detachable class A warrants. Concurrent with the IPO, the Company no longer qualified as a Subchapter "S" Corporation, and became subject to "C" corporation taxation from that point on.

     3. Marketable securities have been classified as available for sale in accordance with Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Marketable securities available for sale consist primarily of United States government and agency bonds with original maturities of one year or less. The cost basis of these securities approximates market value, as such there are no unrealized gains or losses at June 30, 1996. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses are included in interest income.

     4. In January 1996, the Company, utilizing a portion of the net proceeds from the IPO, repaid the Lenders an aggregate of approximately $1,040,000 of indebtedness under the Bridge Loans, and in March 1996 the Company repaid $495,000 outstanding under a secured line of credit.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, included elsewhere in this report.


     GENERAL

          The operating results of Paramount Financial Corporation ("Paramount" or the "Company") are subject to quarterly fluctuations resulting from a variety of factors, including product announcements by computer manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written by the Company. Furthermore, the Company's sales volume can fluctuate significantly from quarter to quarter based on the closing date and nature of each particular sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers, and price competition from other lessors. Leasing transactions (other than sales type leases), in general, do not provide for significant earnings in the month of lease origination. Instead, revenue and profit from lease transactions are recorded over the life of the asset and the lease.


     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1995

          For the three months ended June 30, 1996, the Company recorded pre-tax income of $302,000. This represents an increase of 43.1% over the $211,000 recorded for the comparable period ended June 30, 1995. Over this same period, total revenue increased by 48.3% to $21.8 million from $14.7 million. The increase in revenue and pre-tax income is a result of the on-going expansion of the end-user and lease origination sector of the Company's business. The Company is continuing with its efforts to increase its end-user relationships, and thus generate new opportunities for lease origination and sales transactions.

          During the three months ended June 30, 1996, the Company recorded $21.0 million of sales revenue. This represents an increase of 47.9% over the $14.2 million recorded during the three months ended June 30, 1995. Included in the sales revenue for the three months ended June 30, 1996 was $8.2 million of revenue from sales type leases of which there were none during the three months ended June 30, 1995. In addition, during the quarter ended June 30, 1996, the Company recorded $12.5 million from the sale to an equipment investor of a previously recorded lease. In the quarter ended June 30, 1995, the Company entered into similar transactions for a total sale price of $9.6 million. Subsequent to a sale of this variety, the Company generally is a party to a re-marketing agreement under which it may earn additional income from the asset's future re-lease or sale value. The Company includes these leases within the aggregate value of its active portfolio of owned and managed leases.

          During the three months ended June 30, 1996, the Company entered into new lease transactions totaling $10.2 million of equipment cost. Of this amount, $7.5 million was for sales type leases for which the sale price and cost of equipment were recorded as sales revenue and cost of sales, respectively. Of the balance, $1.0 million was classified as direct finance leases and $1.6 million was classified as operating leases. For the three months ended June 30, 1995, the Company entered into $1.3 million of direct finance leases and $163,000 of operating leases. The increase in new lease origination is a direct result of the Company's efforts to expand its end-user lease origination business. In addition, the proceeds of the Company's January 1996 initial public offering (the "IPO") have increased the Company's ability to make residual value investments in leased equipment, thus creating new opportunities for lease origination. Consistent with the growth in new lease volume, during the three months ended June 30, 1996, the Company entered into $7.5 million of non-recourse lease financing arrangements, net of terminations resulting from lease sales and lease extensions, as compared with $1.3 million for the three months ended June 30, 1995. See "Liquidity and Capital Resources."

          Lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 64.2% to $798,800 for the three months ended June 30, 1996 from $486,600 for the comparable period ended June 30, 1995. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 84.5% to $792,800 for the three months ended June 30, 1996 from $429,800 for the three months ended June 30, 1995. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e., operating, direct finance, or sales type) and the commencement date of the lease and the lease financing within a particular period. Included in lease expense for the three months ended June 30, 1996 was interest expense on the financing of certain lease transactions which were recorded as sales type leases with the associated revenue recorded as sales revenue rather than lease revenue. Also, during the three months ended June 30, 1995 the Company had a number of lease transactions which had renewed on a month-to-month basis which generated lease revenue without any related lease expense. There was no such revenue during the three months ended June 30, 1996.

          Selling, general and administrative expenses ("SG&A") totaled $685,600 for the three months ended June 30, 1996, representing an increase of 49.1% over the $459,900 recorded during the three months ended June 30, 1995.
     The increase in SG&A is a result of the increased sales and support staff at the Company as well as the increased compliance costs associated with being a public company.

          During the three months ended June 30, 1996, the Company recorded $86,400 of interest income, an increase of $73,900 over the period ending June 30, 1995. This increase is due to the investment of the IPO proceeds in interest bearing cash accounts, cash equivalents and marketable securities during the three months ended June 30, 1996.

          The provision for income taxes of $120,800 for the three months ended June 30, 1996 reflects an effective tax rate of 40% for federal and state taxes. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.


     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

          For the six months ended June 30, 1996, the Company recorded pre-tax income of $114,300. This represents a decrease of 77.5% over the $507,500 recorded for the comparable period ended June 30, 1995.

          During the six months ended June 30, 1996, the Company had total new business volume (gross revenue from sales transactions and the cost of new equipment lease transactions) of $33.3 million. This represents an increase of $8.4 million, or 33.7%, over the six months ended June 30, 1995. The results of operations for the first six months of 1996 represent a significant change in focus for Paramount as compared to the prior year's activity. The Company has begun to carry out its business plan to aggressively expand its end-user lease origination business. Specifically, the Company has increased its presence in end-user accounts, put greater emphasis on new lease origination and established a greater marketing presence in the high-technology community. In addition, the proceeds of the Company's January 1996 IPO have increased the Company's ability to make residual value investments in leased equipment, thus creating new opportunities for lease origination. See "Liquidity and Capital Resources."

          For the six months ended June 30, 1996, the Company recorded sales revenue of $22.1 million. Of this amount, $8.2 million is from sales type leases and $12.5 million is from the sale of leased equipment to an equipment investor. During the six months ended June 30, 1995, the Company recorded sales revenue of $22.7 million which included $14.0 million of sales of equipment leases to equipment investors.

          During the six months ended June 30, 1996, the Company entered into new lease transactions totaling $32.0 million of equipment cost. This represents an increase of $29.7 million over the cost of equipment leased during the six months ended June 30, 1995. Of the total cost of equipment leased during the six months ended June 30, 1996, $12.4 million was subsequently sold to an equipment investor, and $7.5 million was recorded
     as sales type leases.   Of the balance of new lease origination for the six
     months ended June 30, 1996, $9.9 million was recorded as direct finance leases and $2.2 million was recorded as operating leases, compared to $2.0 million and $222,500, respectively, for the six months ended June 30, 1995. During the six months ended June 30, 1996, the Company entered into $16.6 million of non-recourse lease financing arrangements, net of terminations resulting from lease sales and lease extensions, as compared with $2.1 million for the six months ended June 30, 1995. See "Liquidity and Capital Resources."

          Lease revenue increased by 27.3% to $1.4 million for the six months ended June 30, 1996 from $1.1 million for the comparable 1995 period.
     Lease expense increased by 58.4% to $1.4 million for the six months ended June 30, 1996 from $884,400 for the six months ended June 30, 1995. Included in lease expense for the six months ended June 30, 1996 was interest expense on the financing of certain lease transactions which were recorded as sales type leases with the associated revenue recorded as sales revenue rather than lease revenue. Also, during the six months ended June 30, 1995 the Company had a number of lease transactions which had renewed on a month-to-month basis which generated lease revenue without any related lease expense. There was no such revenue during the six months ended June 30, 1996.

          SG&A totaled $1.1 million for the six months ended June 30, 1996, representing an increase of 24.5% over the $883,300 recorded during the six months ended June 30, 1995. The increase in SG&A is a result of the increased sales and support staff at the Company as well as the increased compliance costs associated with being a public company.

          During the six months ended June 30, 1996, the Company recorded $150,000 of interest income, an increase of $123,800 over the period ending June 30, 1995. This increase is due to the investment of the IPO proceeds in interest bearing cash accounts, cash equivalents and marketable securities during the six months ended June 30, 1996.

          The provision for income taxes of $45,700 for the six months ended June 30, 1996 reflects an effective tax rate of 40% for federal and state taxes. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.


     LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1996, the Company had $6.8 million in cash, cash equivalents and marketable securities. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks, or in United States Government or other AA rated obligations. Since inception, the Company has been able to cover its operating expenses from internally generated cash flow and has never had to borrow funds to cover such operating expenses. Although the Company's business is subject to monthly and quarterly fluctuations that may require the Company to use its cash balances to cover such expenses for short periods of time, the Company does not anticipate having to use significant amounts of its cash balances to cover such expenses.

          At June 30, 1996, the Company had three lines of credit available. These credit lines, established with The Bank of New York, Chemical Bank and Midlantic Bank, allow the Company, subject to the satisfaction of certain financial covenants with respect to the Midlantic Bank credit facility, to borrow up to $2,750,000 in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% to 1 1/2% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. As of December 31, 1995, the Company had borrowed $495,000 from one of these bank lenders in connection with the acquisition of equipment on lease. This amount was paid in full in March 1996 and no additional amounts were outstanding as of June 30, 1996. The Company is in the process of reviewing all of its existing credit relationships and hopes to modify the terms and increase the amounts of these lines in the near future.

          In January 1996, the Company, utilizing a portion of the net proceeds from the IPO, repaid $1.0 million owed to certain bridge lenders plus the related interest accrued that was outstanding as of December 31, 1995.

          The Company finances substantially all of its leases by discounting the payment streams on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. As a result of the Company's IPO, the Company believes that it has sufficient resources to make the residual value investments required to grow its lease portfolio. In addition, the Company has numerous options available to it for the financing of residual value investments, including sales of equipment on lease to equipment investors, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease. In June 1996, in connection with an extension and re-financing of a lease transaction, the Company repaid $60,500 of a residual value loan that was outstanding as of December 31, 1995. As of June 30, 1996, the Company had a total of $18,900 of residual value loans outstanding.

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


                                PARAMOUNT FINANCIAL CORPORATION



                                By:    /s/ Paul Vecker
                                   ---------------------------------------
                                   Paul Vecker, Senior Vice President and
                                     Chief Financial Officer

                              EXHIBIT INDEX


               Exhibit           Description
               -------           -----------

                 27              Financial Data Schedule