Form 10-Q
period 1996-09-30
PARAMOUNT FINANCIAL CORP
filed 1996-11-14
CIK 1000179

==========================================================================

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                        ------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                            COMMISSION FILE NUMBER 0-27190


                           PARAMOUNT FINANCIAL CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                     11-3072768
        (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)



               ONE JERICHO PLAZA, JERICHO, NEW YORK           11753
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)


                                    (516) 938-3400
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
     SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X      NO
                                                        ---------     ---------


                  NUMBER OF SHARES OUTSTANDING AT NOVEMBER 12, 1996:


             7,990,000 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

     ==========================================================================

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED
                                  September 30, 1996


                                                                        Page No.
                                                                        --------


     PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                    Balance Sheets
                    September 30, 1996 and December 31, 1995 . . . . . . . .  1

                    Statements of Operations
                    Three Months Ended and Nine Months Ended
                    September 30, 1996 and 1995  . . . . . . . . . . . . . .  2

                    Statement of Changes in Stockholders' Equity
                    Nine Months Ended September 30, 1996 . . . . . . . . . .  3

                    Statements of Cash Flows
                    Nine Months Ended September 30, 1996 and 1995  . . . . .  4

                    Notes to Unaudited Financial Statements  . . . . . . . .  5

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . . . 6-10


     PART II - Other Information . . . . . . . . . . . . . . . . . . . . . . 11


     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                            PART I:  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                           PARAMOUNT FINANCIAL CORPORATION
                           --------------------------------

                                    BALANCE SHEETS
                                    --------------

                                                 December 31,   Sepember 30,
                                                     1995           1996
                                                 ------------   ------------
                                                                 (Unaudited)

                       ASSETS
                       ------
      Cash and cash equivalents . . . . . . .    $ 1,153,476    $ 3,498,747

      Marketable securities available for sale             -      3,090,349

      Accounts receivable . . . . . . . . . .        106,794        954,756
      Net investment in direct finance and
        sales-type leases . . . . . . . . . .      6,446,063     19,924,404

      Assets held under operating leases, net
        of accumulated depreciation . . . . .      3,976,209      9,068,202

                                                     696,043        397,454
      Other assets  . . . . . . . . . . . . .    -----------    -----------
                                                 $12,378,585    $36,933,912
      Total assets  . . . . . . . . . . . . .   ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
      Notes payable . . . . . . . . . . . . .    $ 1,611,697    $    18,938

      Accounts payable  . . . . . . . . . . .        419,624        311,397

      Accounts payable - leases . . . . . . .        126,990      4,624,308
      Accrued expenses  . . . . . . . . . . .        313,673        248,131

      Obligations for financed equipment-non-
      recourse  . . . . . . . . . . . . . . .      9,337,883     22,745,611
                                                                    419,819
      Deferred tax liabililty . . . . . . . .    -----------    -----------

                                                  11,809,867     28,368,204
      Total liabilities . . . . . . . . . . .    -----------    -----------

      Stockholders' equity:
      Preferred stock, $.01 par value;
        5,000,000 shares authorized, none
        outstanding . . . . . . . . . . . . .

      Common stock, $.01 par value; 35,000,000
        shares authorized, 3,500,000 and
        7,990,000 shares issued and
        outstanding, respectively . . . . . .         35,000         79,900
      Additional paid-in capital  . . . . . .      5,282,049     13,650,880

                                                  (4,748,331)    (5,165,072)
      Accumulated deficit . . . . . . . . . .    -----------    -----------

                                                     568,718      8,565,708
      Total stockholders' equity  . . . . . .    -----------    -----------
      Total liabilities and stockholders'
        equity . . . . . . . . . .  . .. .   .    $12,378,585    $36,933,912
                                                 ===========    ===========


                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------

                               STATEMENT OF OPERATIONS
                               -----------------------

                                      UNAUDITED
                                      ---------

                            THREE MONTHS ENDED           NINE MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            ------------------           -----------------
                            1995          1996           1995          1996
                            ----          ----           ----          ----

     REVENUES:
     Sales . . . . .    $ 5,906,174   $   528,544    $28,627,147   $22,612,437
     Lease revenue .        409,977       986,678      1,477,156     2,433,049

     Fee and other           13,192       174,059         95,802       187,325
       income  . . .    -----------   -----------    -----------   -----------

       Total revenues     6,329,343     1,689,281     30,200,105    25,232,811
                        -----------   -----------    -----------   -----------
     DIRECT COSTS:
     Cost of sales .      5,302,529       407,067     26,924,308    21,489,156

                            315,261       882,027      1,199,632     2,234,239
     Lease expense .    -----------   -----------    -----------   -----------

       Total direct       5,617,790     1,289,094     28,123,940    23,723,395
       costs . . . .    -----------   -----------    -----------   -----------
                            711,553       400,187      2,076,165     1,509,416
       Gross profit     -----------   -----------    -----------   -----------


     SELLING, GENERAL
       AND
       ADMINISTRATIVE       459,177       588,119      1,342,441     1,733,030
       EXPENSES  . .    -----------   -----------    -----------   -----------
       Income (loss)
         from
         operations         252,376      (187,932)       733,724      (223,614)

     INTEREST
       (EXPENSE)         (2,632,738)       78,572     (2,606,542)      228,577
       INCOME, NET .    -----------   -----------    -----------   -----------
       (Loss) income
       before
       provision for
       income taxes      (2,380,362)     (109,360)    (1,872,818)        4,963


     PROVISION FOR            4,218       375,974         14,512       421,704
       INCOME TAXES     -----------   -----------    -----------   -----------
       Net loss  . .    ($2,384,580)    ($485,334)   ($1,887,330)    ($416,741)
                        ===========   ===========    ===========    ==========
     Loss per share
                                           ($0.06)                      ($0.05)
                                      ===========                   ==========
      Weighted average
       common shares
       outstanding .
                                        7,990,000                    7,749,927
                                       ==========                   ==========



                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------

                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     --------------------------------------------

                               AS OF SEPTEMBER 30, 1996
                               ------------------------

                                      UNAUDITED
                                      ---------


                                            COMMON STOCK
                                            ------------
                                         SHARES       AMOUNT
                                         ------       ------

      BALANCE, DECEMBER 31, 1995  .   3,500,000      $35,000
      Issuance of common stock in
        the initial public offering,
        net of offering costs of
        approximately $2,051,000  .   2,990,000       29,900

      Issuance of common stock to
        bridge lenders  . . . . . .   1,500,000       15,000

                                              -            -
      Net income  . . . . . . . . .   ---------      -------
                                      7,990,000      $79,900
      BALANCE, SEPTEMBER 30, 1996 .  ==========    =========


                                                       RETAINED
                                       ADDITIONAL      EARNINGS
                                        PAID-IN-     ACCUMULATED
                                        CAPITAL       (DEFICIT)        TOTAL
                                      -----------    -----------       -----
      BALANCE, DECEMBER 31, 1995  .    $5,282,049   ($4,748,331)  $   568,718

      Issuance of common stock in
        the initial public
        offering, net of offering
        costs of approximately
        $2,051,000  . . . . . . . .     8,383,831                   8,413,731
      Issuance of common stock to
        bridge lenders  . . . . . .       (15,000)            -

                                                -      (416,741)     (416,741)
      Net income  . . . . . . . . .   -----------   -----------    ----------
                                      $13,650,880
                                     ============   ($5,165,072)   $8,565,708
      BALANCE, SEPTEMBER 30, 1996 .                 ===========    ==========




                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------
                               STATEMENTS OF CASH FLOWS
                               ------------------------
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       ---------------------------------------
                                      UNAUDITED
                                      ---------

                                                          1995         1996
                                                          ----         ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss  . . . . . . . . . . . . . . . . . . .  ($1,887,330) ($  416,741)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Amortization of deferred financing costs  . .    2,625,000            -
       Deferred tax liability  . . . . . . . . . . .            -      419,819

       Depreciation  . . . . . . . . . . . . . . . .      443,761    1,280,277
       Amortization of discounts on marketable
         securities  . . . . . . . . . . . . . . . .            -     (118,285)
       Amortization of unearned operating lease
         revenue from sublease transactions  . . . .      (78,053)     (19,928)
       Amortization of prepaid operating lease
         expense from sublease transactions  . . . .       69,282       25,067
       Purchase of equipment for direct finance
         leases and sales type leases  . . . . . . .   (2,489,090) (18,236,564)
       Termination of direct finance leases  . . . .      721,376      974,152
       Proceeds applied to direct finance leases and
         sales type leases . . . . . . . . . . . . .    1,461,157    3,784,071

       Purchase of equipment for operating leases  .   (3,950,717) (19,121,819)
       Termination of operating leases . . . . . . .       30,200   12,749,549
       Increase in non-recourse lease financing  . .    6,401,772   34,895,847
       Termination of non-recourse lease financing . (734,658) (16,291,873) Repayments and interest amortization applied
         to non-resource lease financing . . . . . .   (1,834,767)  (5,196,245)
       Changes in operating assets and liabilities:
          Accounts receivable  . . . . . . . . . . .   (2,240,852)    (847,962)

          Other assets . . . . . . . . . . . . . . .     (145,015)     273,521
          Unearned sales revenue . . . . . . . . . .     (825,000)           -
          Accounts payable . . . . . . . . . . . . .    1,814,839     (108,227)
          Accounts payable - leases  . . . . . . . .            -    4,497,318
          Accrued expenses . . . . . . . . . . . . .      (69,342)     (45,614)
                                                      -----------  -----------
     Net cash used in operating activities . . . . .     (687,437)  (1,503,637)
                                                      -----------  -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of marketable securities  . . . . .            -  (16,980,988)
       Proceeds from sale/maturity of marketable
         securities  . . . . . . . . . . . . . . . .            -   14,008,924
                                                      -----------  -----------
     Net cash used in investing activities . . . . .            -   (2,972,064)
                                                      -----------  -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from sale of common stock in an
         initial public offering . . . . . . . . . .            -   10,465,000
       Repayment of fees in connection with initial
         public offering . . . . . . . . . . . . . .            -   (2,051,269)

       Distributions to shareholders in cash . . . .     (383,067)           -
       Proceeds from notes payable . . . . . . . . .    1,020,371            -
       Repayment of notes payable  . . . . . . . . .            -   (1,592,829)
                                                      -----------  -----------
     Net cash provided by financing activities . . .      637,304    6,820,972
                                                      -----------  -----------
     Net (decrease) increase in cash and cash
       equivalents . . . . . . . . . . . . . . . . .      (50,133)   2,345,271
     CASH AND CASH EQUIVALENTS, beginning of period     1,286,601    1,153,476
                                                      -----------  -----------

     CASH AND CASH EQUIVALENTS, end of period  . . .  $ 1,236,468 $  3,498,747
                                                      ========================
     SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for income taxes  . . . . . . . . .  $    14,512  $    49,366
                                                     ============  ===========
       Cash paid for interest  . . . . . . . . . . .  $   339,000  $   923,063
                                                      ===========  ===========

                   See accompanying notes to financial statements.

                           PARAMOUNT FINANCIAL CORPORATION
                           -------------------------------

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------

                                     (UNAUDITED)
                                     -----------

          1. The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation (the "Company") at September 30, 1996 and its results of operations and cash flows for the three and nine months ended September 30, 1995 and 1996, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

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

          3. During the quarter ended September 30, 1996, the Company formed a new wholly owned subsidiary, Paratech Resources, Inc. ("Paratech"), to offer comprehensive information technology solutions, including network design and integration, software applications, training and value-added support services. The financial statements for the three and nine months ended September 1996 are consolidated to include the results of Paratech. All intercompany balances and transactions have been eliminated. On September 30, 1996, the Company and Select Systems, Inc. agreed to dissolve Continental Medical Exchange Corporation, a joint venture 60% owned by the Company. The majority of the investment was written off as of December 31, 1995.

          4. Marketable securities have been classified as available for sale in accordance with Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Marketable securities available for sale consist primarily of United States government and agency bonds with original maturities of one year or less. The cost basis of these securities approximates market value, as such there are no unrealized gains or losses at September 30, 1996. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses are included in interest income.

          5. In January 1996, the Company, utilizing a portion of the net proceeds from the IPO, repaid the Lenders an aggregate of approximately $1,040,000 of indebtedness under the Bridge Loans, and in March 1996 the Company repaid $495,000 outstanding under a secured line of credit.

          6. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. As of September 30, 1996, the Company has recorded a $420,000 cumulative deferred tax liability which primarily results from temporary differences with respect to depreciation.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, included elsewhere in this report.


          GENERAL

               The operating results of Paramount Financial Corporation ("Paramount" or the "Company") are subject to quarterly fluctuations resulting from a variety of factors, including product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. In addition, the Company's sales volume can fluctuate significantly from quarter to quarter based on the closing date and nature of each particular sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers, and price competition from other lessors. Leasing transactions (other than sales type leases), in general, do not provide for significant earnings in the month of lease origination. Instead, revenue, expense and profit from lease transactions are recorded over the life of the asset and the lease. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e. operating, direct finance, or sales type) and the commencement date of the lease and the lease financing within a particular period.

               The results of operations for the first nine months of 1996 represent a significant change in focus for Paramount as compared to the prior year's activity. The Company has begun to carry out its business plan to aggressively expand its end-user lease origination business. Specifically, the Company has increased its presence in end-user accounts, put greater emphasis on new lease origination and established a greater marketing presence in the high-technology community. In addition, the proceeds of the Company's January 1996 initial public offering ("IPO") have increased the Company's ability to make residual value investments in leased equipment, thus creating new opportunities for lease origination. See "Liquidity and Capital Resources."
          As a result of this change in focus, the Company measures its progress not only in terms of revenue and profit, but also on the growth of its lease portfolio, which generates lease revenue during the term of the leases and sales or lease revenue at lease expiration through subsequent sales or re-leases of the equipment.

               During the quarter ended September 30, 1996 the Company activated a new wholly owned subsidiary, Paratech Resources, Inc. ("Paratech"), to offer comprehensive information technology solutions including network design and integration, software applications, training and value-added support services such as help desk. The results of operations from Paratech are consolidated with those of Paramount. All intercompany balances and transactions have been eliminated.


          RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

               The Company recorded a pre-tax loss of $109,400 for the three months ended September 30, 1996 as compared to a pre-tax loss of $2.4 million for the comparable period ended September 30, 1995. During the quarter ended September 30, 1995, the Company expensed $2.6 million of deferred financing cost related to the issuance of 1.5 million shares of Common Stock issuable as additional consideration under the certain Bridge Units which were originally issued in connection with a Bridge Loan to the Company entered into in July and August of 1995. This amount represents one half of the total amount of deferred financing cost accrued by the Company (which was based on the estimated value of the Company's Common Stock at the consummation of the
          IPO), the balance of which was expensed during the three months ended December 31, 1995. The expense recorded did not affect the Company's cash position or net equity as a result of the corresponding credit made to additional paid-in capital. The pre-tax loss for the quarter ended September 30, 1996 is largely attributable to the increased emphasis on new lease origination and the timing of the associated revenue recognition. See "General."

               In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded a one time, non-cash adjustment of $419,800 to its Provision For Income Taxes during the three months ended September 30, 1996. This adjustment was necessitated by the change of the Company's tax status from a Sub-Chapter S Corporation to a C-Corporation in connection with the Company's January 1996 IPO. The amount of the adjustment represents the cumulative deferred tax liability, which arose primarily from temporary tax differences with respect to depreciation, generated by the S-Corporation and payable in the future by the C-Corporation. This adjustment does not affect the Company's current cash position, as a result of the corresponding credit made to a deferred tax liability account, but did cause the Company to report an after tax loss of $485,300 for the three months ended September 30, 1996 as compared to a loss of $2.4 million for the comparable period ended September 30, 1995.

               During the three months ended September 30, 1996, the Company entered into new lease transactions totaling $5.4 million of equipment cost. Of this amount, $815,500 were classified as direct finance leases and $4.6 million were classified as operating leases. For the three months ended September 30, 1995, the Company entered into $466,100 of direct finance leases and $3.7 million of operating leases. The increase in new lease origination is a direct result of the Company's efforts to expand its end-user lease origination business. See "General." During the three months ended September 30, 1996, the Company entered into $2.0 million of non-recourse lease financing arrangements, net of terminations resulting from lease sales and lease extensions, as compared with $3.6 million for the three months
          ended September 30, 1995.   The reduction in the amount of non-
          recourse debt entered into in the quarter, both as compared to last year and as compared to the amount of new lease origination entered into in the quarter, is a result of the timing of the closing of certain large lease transactions. Of the total amount of new lease business in the quarter ended September 30, 1996, $4.6 million related to leases for which the Company was not required to pay for the equipment until November 1996. The Company anticipates entering into non-recourse lease financing for these leases at the time of such vendor payment. This amount was recorded as accounts payable-leases on the Company's September 30, 1996 balance sheet.

               Consistent with the growth in new lease origination, lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 140.7% to $986,700 for the three months ended September 30, 1996 from $410,000 for the comparable period ended September 30, 1995. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 179.8% to $882,000 for the three months ended September 30, 1996 from $315,300 for the three months ended September 30, 1995. See "General."

               Revenue from the sale of equipment for the three months ended September 30, 1996 declined by 91.0% to $528,500 from $5.9 million for the three months ended September 30, 1995. This decrease is a result of the Company's expansion of its leasing operation and the increased emphasis on lease origination and portfolio development. During the three months ended September 30, 1995, the Company entered into a single transaction to sell equipment on lease to an equipment investor for a total sale price of $2.4 million. Subsequent to a sale of this variety, the Company generally is a party to a re-marketing agreement under which it may earn additional income from the asset's future re-lease or sale value. The Company includes these leases within the aggregate value of its active portfolio of owned and managed leases. Management believes that as the Company's base of end-user lease and sale customers continues to grow and expand, the Company should experience a matching growth in sales revenue and profits. See "General."

               During the three months ended September 30, 1996, the Company generated $174,100 in fee and other income, compared to $13,200 for the comparable period last year. This revenue is principally derived from the Company's involvement in certain transactions in which it acts as an arranger of financing for transactions originated by third parties. The Company does not recognize as revenue the gross amount of the lease financing arranged, but rather records the net profit generated from the transaction. For the three months ended September 30, 1996, the Company arranged for lease financing totaling in excess of $4.2 million.

               Selling, general and administrative expenses ("SG&A") totaled $588,100 for the three months ended September 30, 1996, representing an increase of 28.1% over the $459,200 recorded during the three months ended September 30, 1995. The increase in SG&A is a result of the increased sales and support staff at the Company as well as the increased compliance costs associated with being a public company.

               During the three months ended September 30, 1996, the Company recorded $78,600 of interest income, an increase of $60,100 over the period ended September 30, 1995, excluding the $2.6 million charge to interest expense related to the Bridge Units as described above. This increase is due to the investment of the IPO proceeds in interest bearing cash accounts, cash equivalents and marketable securities during the three months ended September 30, 1996.

               The tax provision of $375,900 for the three months ended September 30, 1996 represents the cumulative adjustment of $419,800, described above, less a benefit of $43,900, which reflects an effective rate of 40% for federal and state taxes on the current period loss. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.


          NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

               For the nine months ended September 30, 1996, the Company recorded pre-tax income of $5,000 as compared to a pre-tax loss of $1.9 million for the comparable period ended September 30, 1995. The results for the nine months ended September 30, 1995 were affected by the Bridge Loan interest expense described above.

               During the nine months ended September 30, 1996, the Company entered into new lease transactions totaling $37.4 million of equipment cost. This represents an increase of $31.0 million over the cost of equipment leased during the nine months ended September 30, 1995. Of the total cost of equipment leased during the nine months ended September 30, 1996, $12.4 million was subsequently sold to an equipment investor, and $7.5 million were
          recorded as sales type leases.   Of the balance of new lease
          origination for the nine months ended September 30, 1996, $10.8 million were recorded as direct finance leases, and $6.7 million were recorded as operating leases, compared to $2.5 million and $3.9 million respectively, for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company entered into $18.6 million of non-recourse lease financing arrangements, net of terminations resulting from lease sales and lease extensions, as compared with $5.7 million for the nine months ended September 30, 1995. See "Liquidity and Capital Resources."

               Consistent with the growth in new lease origination, lease revenue increased by 64.7% to $2.4 million for the nine months ended September 30, 1996 from $1.5 million for the comparable 1995 period. Lease expense increased by 86.2% to $2.2 million for the nine months ended September 30, 1996 from $1.2 million for the nine months ended September 30, 1995. Included in lease expense for the nine months ended September 30, 1996 was interest expense on the financing of certain lease transactions which were recorded as sales type leases with a portion of the associated revenue recorded as sales revenue rather than lease revenue. See "General."

               For the nine months ended September 30, 1996, the Company recorded sales revenue of $22.6 million. Of this amount, $8.2 million was from sales type leases, and $12.5 million was from the sale of leased equipment to an equipment investor. During the nine months ended September 30, 1995, the Company recorded sales revenue of $28.6 million which included $16.4 million of sales of equipment leases to equipment investors.

               During the nine months ended September 30, 1996, the Company generated $187,300 in fee and other income, compared to $95,800 for the comparable period last year. This revenue is principally derived from the Company's involvement in certain transactions in which it acts as an arranger of financing for transactions originated by third parties. The Company does not recognize as revenue the gross amount of the lease financing arranged, but rather records the net profit generated from the transaction.
          For the nine months ended September 30, 1996, the Company arranged for lease financing totaling in excess of $4.2 million as compared to $3.5 million for the comparable period ended September 30, 1995.

               SG&A totaled $1.7 million for the nine months ended September 30, 1996, representing an increase of 29.1% over the $1.3 million recorded during the nine months ended September 30, 1995. The increase in SG&A is as result of the increased sales and support staff at the Company as well as the increased compliance costs associated with being a public company.

               During the nine months ended September 30, 1996, the Company recorded $228,600 of interest income, an increase of $183,900 over the period ending September 30, 1995, excluding the $2.6 million charge to interest expense related to the Bridge Units as described above. This increase is due to the investment of the IPO proceeds in interest bearing cash accounts, cash equivalents and marketable securities during the nine months ended September 30, 1996.

               The tax provision of $421,700 for the nine months ended September 30, 1996 represents the cumulative adjustment of $419,800, described above, plus $1,900 which reflects an effective rate of 40% for federal and state taxes on the current period income. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.

          JOINT VENTURES:

               The Company is a 20% owner of KRh Financial, LLC ("KRh"), a company created to lease the Hot Choice Vending Machine, a fully-integrated freezer-to-oven vending machine. During the nine months ended September 30, 1996, KRh had successfully leased and financed vending machines for an aggregate sale price in excess of $200,000. KRh is still in the early stages of business and the results of its operation are immaterial to the overall financial position of Paramount.

               In September, 1996, the Company and Select Systems, Inc. agreed to dissolve Continental Medical Exchange Corporation, a joint venture 60% owned by Paramount. The majority of the Company's investment was written off as of December 31, 1995.


          LIQUIDITY AND CAPITAL RESOURCES

               On January 22, 1996, the Company consummated an initial public offering of its securities. In connection with the offering, the Company issued a total of 1,495,000 units, inclusive of the underwriter's over-allotment option which was exercised in full, at a price of $7.00 per unit generating net proceeds to the Company of approximately $8.4 million.
          Concurrent with the IPO, the Company repaid the $1.0 million owed to certain bridge lenders plus the related interest accrued that was outstanding as of December 31, 1995.

               As of September 30, 1996, the Company had $6.6 million in cash, cash equivalents and marketable securities. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks, or in United States Government or other AA rated obligations. Since inception, the Company has been able to cover its operating expenses from internally generated cash flow and has never had to borrow funds to cover such operating expenses. Although the Company's business is subject to monthly and quarterly fluctuations that may require the Company to use its cash balances to cover such expenses for short periods of time, the Company does not anticipate having to use significant amounts of its cash balances to cover such expenses.

               At September 30, 1996, the Company had three lines of credit available. These credit lines, established with The Bank of New York, The Chase Manhattan Bank (formerly Chemical Bank) and PNC Bank (formerly Midlantic Bank), allow the Company, subject to the satisfaction of certain financial covenants with respect to the PNC Bank credit facility, to borrow up to $2,750,000 in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% to 1 1/2% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. As of December 31, 1995, the Company had borrowed $495,000 from one of these bank lenders in connection with the acquisition of equipment on lease. This amount was paid in full in March of 1996 and no additional amounts were outstanding as of September 30, 1996. The Company is in the process of reviewing all of its existing credit relationships and hopes to modify the terms and increase the amounts of these lines in the near future.

          The Company finances substantially all of its leases by discounting the payment streams on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. See "General." As a result of the Company's IPO, management believes that it has sufficient resources to make the residual value investments required to grow its lease portfolio. In addition, the Company has numerous options available to it for the financing of residual value investments, including sales of equipment on lease to equipment investors, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease. In June 1996, in connection with an extension and re-financing of a lease transaction, the Company repaid $60,500 of a residual value loan that was outstanding as of December 31, 1995. As of September 30, 1996, the Company had a total of $18,900 of residual value loans outstanding.


          FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

               Statements contained in this Form 10-Q which are not historical facts are forward-looking statements. The forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the specific factors impacting the Company's business discussed under the caption "General," as well as increased competition; the availability of computer equipment; the ability of the Company to expand its operations and attract and retain qualified sales representatives experienced in the purchase, sale and lease of new and used computer equipment; technological obsolescence of the Company's portfolio of computer equipment; and general economic conditions.

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


                                             PARAMOUNT FINANCIAL
                                               CORPORATION



          Date:  November 13, 1996           By:    /s/ Paul Vecker
                                                 --------------------------
                                                    Paul Vecker, Senior
                                                    Vice President and
                                                    Chief Fiancial Officer