Form 10-K405
period 1996-12-31
PARAMOUNT FINANCIAL CORP
filed 1997-03-25
CIK 1000179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
                                    ______________
          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

          [  ] TRANSITION REPORT  PURSUANT TO SECTION  13 OR  15(d) OF  THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _______

                            Commission File Number 0-27190

                           PARAMOUNT FINANCIAL CORPORATION
                (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                11-3072768
               (State or Other                         (I.R.S. Employer
               Jurisdiction of                       Identification No.)
              Incorporation or
                Organization)

                                  ONE JERICHO PLAZA
                               JERICHO, NEW YORK 11753
                                (Address of Principal
                                  Executive Offices)

                                    (516) 938-3400
                               (Registrant's Telephone
                             Number, Including Area Code)


     Securities registered pursuant to  Section 12(b) of the Act:  None.

     Securities registered pursuant to  Section 12(g) of the Act:

                       Units, each consisting of two shares of
                        Common Stock and two Class A Warrants
                        -------------------------------------
                                   (Title of class)

             Class A Warrants, each to purchase one share of Common Stock
             ------------------------------------------------------------
                                   (Title of class)

                       Common Stock, $0.01 par value per share
                       ---------------------------------------
                                   (Title of class)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X               No__
                                 --

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on March 19, 1997 was approximately $2,845,260, based on the closing sales price of such stock on such date, as reported by the Nasdaq SmallCap Market.

               The number of shares  outstanding of the Registrant's Common
          Stock,  as of  March 19,  1997 was:   7,990,000 shares  of Common
          Stock, $0.01 par value.

                   -----------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

               The Registrant's Definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders, to be filed by the Registrant with the Securities and Exchange Commission on or before April 30, 1997, is hereby incorporated by reference into
          Part III of this Annual Report on Form 10-K.

                           PARAMOUNT FINANCIAL CORPORATION

                              ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----

                                        PART I


               ITEM 1 - BUSINESS  . . . . . . . . . . . . . . . . . . .   1
                    General . . . . . . . . . . . . . . . . . . . . . .   1
                    Industry Background . . . . . . . . . . . . . . . .   2
                    Sales and Leasing Business  . . . . . . . . . . . .   2
                    Trading Business  . . . . . . . . . . . . . . . . .   4
                    Paratech Resources Inc. . . . . . . . . . . . . . .   4
                    Joint Venture . . . . . . . . . . . . . . . . . . .   5
                    Lease Financing Sources . . . . . . . . . . . . . .   5
                    Certain  Risks Associated with  Expansion of Lease
                    Portfolio . . . . . . . . . . . . . . . . . . . . .   6
                    Distribution and Maintenance  . . . . . . . . . . .   6
                    Customer Concentration  . . . . . . . . . . . . . .   7
                    Competition . . . . . . . . . . . . . . . . . . . .   7
                    Employees . . . . . . . . . . . . . . . . . . . . .   8
                    Government Regulation . . . . . . . . . . . . . . .   8

               ITEM 2 - PROPERTIES  . . . . . . . . . . . . . . . . . .   8

               ITEM 3 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . .   8

               ITEM 4 - SUBMISSION  OF MATTERS TO A VOTE  OF SECURITY-
                           HOLDERS  . . . . . . . . . . . . . . . . . .   8

                                       PART II

               ITEM  5 -  MARKET  FOR REGISTRANT'S  COMMON EQUITY  AND
                             RELATED STOCKHOLDER MATTERS  . . . . . . .   9

               ITEM 6 - SELECTED FINANCIAL DATA . . . . . . . . . . . .  10

               ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS  . . . .  12
                    General . . . . . . . . . . . . . . . . . . . . . .  12
                    Lease Accounting  . . . . . . . . . . . . . . . . .  13
                    Results of Operations . . . . . . . . . . . . . . .  14
                    Liquidity and Capital Resources . . . . . . . . . .  17
                    Forward Looking Statements and Associated Risk  . .  18
                    Effect of New Accounting Standards  . . . . . . . .  18
                    Inflation . . . . . . . . . . . . . . . . . . . . .  19

               ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . .  19

               ITEM 9  - CHANGES IN AND  DISAGREEMENT WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE  . .  19

                                       PART III

               ITEM 10 - ITEM 13 - DOCUMENTS INCORPORATED BY
                                      REFERENCE . . . . . . . . . . . .  19

                                       PART IV

               ITEM 14 - EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND
                            REPORTS ON FORM 8-K . . . . . . . . . . . .  19

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  21

          FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . F-1

                                        PART I

          ITEM 1 -  BUSINESS

          GENERAL

               Paramount   Financial   Corporation   ("Paramount"  or   the
          "Company") is a comprehensive information technology ("IT") asset management and solution provider offering customers a wide range of integrated services, including lease finance, network design and implementation. The Company works with its customers to develop strategies governing when to acquire IT equipment, when to upgrade existing equipment and when to order new equipment to take advantage of current technology. The Company also has the ability to act as an outlet for the IT equipment being displaced. The Company is not tied to any one manufacturer and thus can provide customers with available technical and financial alternatives regardless of the specific hardware platform.

               Paramount commenced operations in July of 1991 as a wholesale trader of used computer hardware. From inception through the end of 1995, the Company generated most of its revenue from this activity (generally referred to as "broker-to-broker" trading). In 1992, the Company began developing a complimentary business leasing new and used computer equipment to corporate end-user customers. The Company has always believed that the development of a portfolio of high quality, essential IT equipment on lease to relationship-based end-user customers was a key element to its long term business success, since, unlike other assets, IT equipment is frequently upgraded and/or enhanced during the term of its lease. As a result, an owner of a portfolio of IT equipment, such as the Company, can realize significant financial benefits over a continuum of time as it works closely with its end-user customers to meet their ever changing computing needs.

               Thus, beginning in 1993, the Company adopted a strategy to aggressively expand its leasing operations. This expansion, however, was restricted by the Company's cash position which limited its ability to invest in the IT equipment's "residual value," a key element in developing a portfolio of this type. The residual value of IT equipment represents the difference between the cost of the equipment and the cash, representing the discounted net present value of the equipment's lease rental stream, received by the Company at the commencement of the lease by leveraging the lease on a non-service basis with bank lenders or other financial institutions. However, as a result of the Company's January 1996 initial public offering (the "IPO"), the Company has been able to significantly expand its leasing operations. For the year ended December 31, 1996, the Company originated leasing transactions for IT equipment with an original cost of $53.7 million. This compares to the $7.7 million generated during the year ended December 31, 1995, and gives the Company a total portfolio of both owned and managed leases with an original cost of over $75 million at the end of 1996. As a result of this expansion, the majority of the Company's revenues for fiscal 1996 were from leasing and lease related transactions.

               In  1996,   the  Company  also   aggressively  expanded  its
          operations to address the many changes in the computer industry during the past several years. Chief among these changes has been the emergence of high powered alternatives to the traditional mainframe computer and its associated applications. Although it is unclear exactly where these changes will lead, the Company believes that the traditional mainframe will continue to be the primary platform for large organizations with data-intensive applications. However, it is a reality of the industry that the power of computing for small to mid-size companies is moving away from the mainframe and onto the desktop. In response to this, and in recognition of the Company's need to provide its customers with a broader range of value added services, in 1996 the Company commenced operations of a new wholly owned subsidiary, Paratech Resources Inc. ("Paratech"). Paratech offers customers system design, integration and other value added support services for the local area and wide area network (LAN and WAN) environments. The Company believes that the addition of Paratech will help establish Paramount as a total solution provider in the IT market. The Company believes that it is now positioned to offer its customers comprehensive IT asset management and solutions, from the technology itself, through a plan for keeping that technology current and a financial package to effectively acquire that technology. The addition of Paratech, the Company believes, will not only enhance the services that Paramount can offer to its existing customers, but will also enable the Company to obtain significant numbers of new customers who need the types of products and service that the Company can offer now.

               The Company is a member in good standing of the American Society of Computer Dealers International and the Equipment Lessors Association.

          INDUSTRY BACKGROUND

               The computer industry has been characterized by frequent technological advances resulting in cost reductions, increases in computer processing capacity and broadened user applications. The introduction of new models generally does not result in equipment then in service becoming technologically obsolete, but usually causes the price of existing equipment to decrease, reflecting the increased performance and cost-effectiveness of the newer equipment. Users frequently replace or upgrade equipment as their existing equipment becomes inappropriate for their needs or as increased data processing capacity is required.

               Many end-users prefer to lease, rather than purchase, computer equipment because leasing provides the flexibility to upgrade, add or replace equipment during or at the end of the initial lease term; provides financing advantages, such as the elimination of initial cash outlays and lower monthly payments; does not result in a preference item for purposes of the alternative minimum tax; places the risk of loss of value on the lessor rather than the lessee; and permits the lessee to account for operating leases as off-balance-sheet financing thereby leaving the lessee's borrowing ability, debt to equity ratio and current liabilities unscathed.

               As more end-users become aware of the economic benefits of leasing, they often turn to independent leasing companies. Independent lessors offer tailored financing and flexible delivery, and can deliver financing for mixed systems from different vendors. Responding to customers' demands, leasing companies are increasingly becoming more flexible in terms of lease duration, equipment upgrades and payment options. By more accurately assessing the residual value associated with the price of equipment, lessors have become better able to fine tune the fixed monthly payment amount. Lessors have also found that the value of leasing increases with the ability of lessees to transfer risks and responsibilities to lessors.

          SALES AND LEASING BUSINESS

               The Company's retail sales and leasing operations were established by Glenn Nortman, Co-Chief Executive of Paramount, in June 1992, making the year ended December 31, 1993 the first full year of operation for this business . Retail sales and leasing involves the selling or leasing of new or used IT equipment to computer end-users nationwide. The majority of the Company's end-user customers are Fortune 1000 and equivalent companies with large data processing needs. The Company offers its customers a variety of choices for their data processing needs, including equipment manufactured by International Business Machines Corp. ("IBM"), Hitachi Data Systems, Amdahl Corporation, EMC Corporation, Sun Microsystems Inc., Hewlett-Packard Co., Storage Technology Corp. and Xerox Corp., and includes mainframe and midrange central processing units, peripheral devices, upgrades and component parts; client servers; LAN and WAN networking equipment; telecommunications equipment; point of sale terminals; and personal computers.

               The Company's objective is to conduct its leasing business with customers whose creditworthiness permits the Company to obtain long-term, non-recourse, fixed rate financing for its lease transactions. All of the Company's equipment leases are noncancellable, place the risk of damage or destruction to the equipment on the lessee, have original terms typically ranging from 24 to 60 months and are governed by a master lease agreement (the "Master Lease"). The specific terms of each Master Lease vary, but each creates a triple net lease obligation on the part of the lessee. A Master Lease is an important marketing tool for Paramount because it allows for multiple lease transactions with the same customer without having to re-execute a new lease agreement. Instead, each lease is documented by an equipment schedule which incorporates the terms of the Master Lease, providing customers of Paramount with an easy and efficient means of leasing equipment over time.

               To minimize its cash investment in lease transactions, the Company typically enters into non-recourse, fixed rate lease financing with banks or other financial institutions. In connection with such loans, the Company will (i) directly assign to the lender providing financing the rental stream from the lease, and (ii) grant that lender a security interest in the equipment subject to the lease. In exchange for these assignments, the Company receives up front from the lender a lump sum payment equal to the discounted present value of the lease payments, based on an interest rate commensurate with the lessee's credit rating. In the event of the lessee's default, the lender can look only to the lessee and the equipment for repayment and not to the Company, unless the Company is in breach of a material representation or warranty under the loan. Since its inception, none of the Company's lessees have defaulted under their leases. Throughout the term of the lease, the Company retains title to the equipment.

               In connection with its leasing of IT equipment to its end-user customers and depending on the type of equipment involved, the Company's relationship with the end-user and the term of the lease, the Company may make a "residual value" investment in these leased assets. A residual value investment represents the difference between the acquisition cost of the leased asset to the Company and the discounted present value of the rental stream from the lessee. The Company plans to maximize the return on its residual value investments through creative and diligent remarketing activities, including mid-term extensions, upgrades and early terminations. See "Certain Risks Associated with Expansion of Lease Portfolio."

               Prior to or at the expiration of the initial lease term, a lessee will often reassess and evaluate its high technology needs. To this end, the Company consistently works with its customers to develop strategies governing when to acquire IT equipment, upgrade existing equipment and order new equipment to take advantage of current technology. On many occasions, the lessee will renew or extend its lease and add to or otherwise enhance the original equipment configuration. As a result, a substantial portion of the Company's transactions are with repeat customers.

               The Company's remarketing strategy is to keep its IT equipment in place at the end of the initial lease term in order to maximize revenues and residual return. Accordingly, prior to the expiration of the original lease term, the Company initiates the remarketing process for the related equipment with the existing lessee. Typically, remarketing IT equipment in place produces better residual returns than equipment sold or leased to a third party. In addition, leased IT equipment is frequently upgraded and enhanced during the term of the lease, and the Company looks to extend the term of the lease while providing these upgrades.

               The focus of the Company's activities with respect to particular models of IT equipment changes periodically as a result of changes in market conditions and advances in computer technology. New product introductions and deliveries have historically created opportunities to arrange leases, re-market displaced equipment and provide upgrades.

          TRADING BUSINESS

               The Company's IT equipment trading business is run by Jeffrey Nortman, Co-Chief Executive of Paramount. IT equipment trading is characterized by two features: (i) the equipment being traded is generally used (pre-owned) rather than new, and
          (ii) Paramount's trading partner in the transaction is not the ultimate end-user of the equipment. Typically Paramount will buy equipment from a computer leasing and trading company (the "Broker") and resell that equipment to a different Broker. The IT equipment that Paramount purchases generally will either be from the selling Broker's lease portfolio or have been purchased by the Broker from an end-user or another Broker. Depending on market opportunities, Paramount may purchase one piece of equipment and resell it, or may package the piece of equipment with other equipment to resell as a package. In turn, the Broker to whom Paramount sells the IT equipment may be purchasing it for lease or sale to an end-user, sale to another Broker, or as a speculative purchase for later sale. These types of trades are generally referred to as broker-to-broker transactions. Historically, the largest part of the Company's trading activities had been on a broker-to-broker basis.

               Early  on  during  the year  ended  December  31,  1996, the
          Company determined that as a result of new product announcements and increased competition among equipment manufacturers, the market for broker-to-broker transactions was changing and offered limited opportunities for the current year. The Company decided to significantly reduce its activities in this area and focus more on the growth of its leasing portfolio and the expansion of its services business. However, as the Company's portfolio of equipment on lease begins to mature, the Company must be in position to re-market this equipment, either to its own end-user customers or into the broker-to-broker market. The Company believes, therefore, that as it carries out its corporate strategy of expanding its leasing activities, the Company's trading business will continue to be important.

          PARATECH RESOURCES INC.

               During the third quarter of 1996 the Company commenced operations of a new wholly owned subsidiary, Paratech, to offer comprehensive information technology solutions, including network design and integration, software applications, training and value-added support services such as Help Desk. Paramount executives have assumed a hands-on role in the development and operation of Paratech, which is based at the corporation's headquarters in Jericho, New York. With this new subsidiary, Paramount believes that it can establish itself as a total IT solutions company, providing comprehensive sales, leasing, systems integration and support capabilities.

                Paratech was developed in direct response to client's increased demands for a broader solution to their system needs. Since the Company was already a primary resource for its customers' systems sales and financing requirements, the Company believes that there are significant opportunities for it to also offer systems integration, support and value-added capabilities to these same customers. In addition to the direct involvement of Paramount's Co-Chief Executive Officers, Glenn Nortman and Jeff Nortman, Paratech is staffed with experienced technology solutions sales managers, systems consultants/integrators and technicians.

               Drawing on the Company's strong relationships with the original equipment manufacturers, Paratech is applying brand name hardware and software lines, including Compaq, Digital, Hewlett-Packard, Hitachi Data Systems, IBM, Sun Microsystems, Amdahl, CISCO, EMC and STK, as well as Alta Vista, Microsoft NT, Novell, Oracle and other proprietary software. The Company can address a wide range of system requirements, including multi-platform, connectivity and migration issues; Intranet and Internet implementation; and data warehouse extractions and enhancements.

               Paratech's initial focus is on the New York-Metropolitan and surrounding Tri-State area. The Company's long term goals for Paratech's operations include the expansion of its business to encompass computer maintenance services, PC rentals and other related support services. The Company believes Paratech not only gives the Company an expanded set of services that it can leverage to its sales and leasing business, but also has significant growth potential in its own right. According to the International Data Corporation, the network services market will grow 20 percent annually, to nearly $27 billion by the year 2000. The addition of Paratech, the Company believes, will allow the Company to become an active participant in that growth.

          JOINT VENTURE

               In an effort to expand its leasing activities to include non-data processing high technology equipment, the Company has created a joint venture to lease a state-of-the-art food vending and cooking product.

               In June 1995, the Company and KRh Thermal Systems ("KRh") formed KRh Financial LLC ("KRhF") to lease to food service operators the Hot Choice Vending Machine, a fully-integrated freezer-to-oven vending machine designed to deliver fully-cooked, high quality fast food in about a minute. KRh is a California general partnership managed by Kaiser Thermal Systems, Inc., a wholly-owned subsidiary of Kaiser Aerospace and Electronics, and Thermaltech Development, LP. The Company owns 20% of KRhF. In addition, under a related service agreement, the Company provides leasing services to KRhF for which the Company is paid a prescribed fee. During the year ended December 31, 1996, KRhF successfully leased and financed vending machines for an aggregate sale price in excess of $200,000. KRh is still is the early stages of its business, and the results of KRhF are immaterial to the overall financial position of Paramount.

          LEASE FINANCING SOURCES

               The Company maintains several informal relationships with banks and other financial institutions for the purpose of discounting lease transactions on a non-recourse basis. These
          banks  and   financial  institutions  are  in   the  business  of
          discounting lease transactions and actively look to acquire transactions that meet their criteria of credit quality, transaction size, term, documentation and rate. Prior to committing to a lease transaction, the Company reviews the creditworthiness and other key characteristics of the lease and discusses the same with one or more of these banks or financial institutions in an attempt to get prior approval for the transaction. This avoids the possibility of the Company committing to a transaction that it would be unable to finance. To the extent that a time lag exists between the date that the

          Company must pay its vendors for the IT equipment to be leased and the date that the non-recourse lease financing is funded, the Company can and in limited circumstances has used its bridge financing lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          CERTAIN RISKS ASSOCIATED WITH EXPANSION OF LEASE PORTFOLIO

               The Company plans to continue to greatly expand its computer lease portfolio. In connection therewith the Company may have to make significant residual value investments. There are certain risks inherent in making residual value investments. Because this involves making a current cash investment in leased IT equipment based upon the Company's expectation of the value of such equipment at a time in the future (typically upon lease expiration), if the value of the equipment at such point proves to be less than the Company's expectations, the Company would not be able to recoup some or all of its residual value investment. If the Company were to be unable to recoup its residual value investment with respect to a significant portion of its lease portfolio, the Company would experience significant and adverse consequences, including the requirement to write-down a substantial portion of its assets and a loss of liquidity.

               The Company believes that it can mitigate the risks associated with residual value investments considerably. The Company intends to make these residual value investments on a conservative and select basis. These investments will be made at accounts where the Company has developed a strong working relationship with the data processing and financial officers. The residual value investment will be based heavily on this relationship and the end-user's historical tendencies to either upgrade equipment and extend leases prior to expiration, or to return equipment at lease expiration. In addition, the Company will utilize its experience in computer hardware in determining the extent of its residual value investments. Each situation will be analyzed separately regarding the possible upgrade paths of the hardware, the potential for technological changes which may reduce the comparative efficiency of the equipment, and lastly, the Company's knowledge of the end-users and their likely growth plans for the future. In addition, the Company will consult with published reports by independent appraisal services to gauge its investments. On an annual basis, the Company will compare its residual investments to these published reports and make write-downs if a reduction in value is deemed to be other than temporary.

               The Company's strategy is to create a diversified portfolio of computer hardware at high quality end-user accounts in various industries. By diversifying along product lines, expiration date and end-user accounts, the Company believes that it protects itself against any one product, customer or industry experiencing a significant downturn. In addition, the Company intends to take a proactive approach to managing its portfolio of IT equipment on lease. This involves consistently meeting with users and understanding their particular needs. A significant component to this approach is the management of information regarding the portfolio. By diligently monitoring its portfolio, keeping aware of new product availability and trends, and by maintaining strong working relationships with its end-user customers, the Company believes that it can minimize the costs associated with making residual value investments and maximize the profit of owning the assets.

          DISTRIBUTION AND MAINTENANCE

               The Company has developed relationships with numerous independent warehouse facilities throughout the United States that specialize in IT equipment to handle distribution and warehousing. By using these localized centers, the Company has benefitted in minimizing costs of freight and distribution.

               The Company, like other competing computer sales and leasing companies, does not grant any warranties on the products it sells or leases. However, most of the new and used IBM and IBM-compatible computer equipment which the Company sells and leases is covered under either the manufacturer's warranty or the manufacturer's maintenance program, or is acceptable to be covered under the manufacturer's maintenance program, and the Company represents this status to the buyer/lessee. Prior to buying any used equipment, the Company obtains a guarantee from the seller that the equipment is acceptable under the manufacturer's maintenance program. Under each Master Lease, all costs associated with product maintenance must be borne and undertaken by the lessees.

          CUSTOMER CONCENTRATION

               The  Company's typical  customers  are  large,  creditworthy corporations that require several million dollars of equipment per year and are repeat customers of the Company. Repeat business generated through existing relationships is an important source of revenue for the Company. While the Company believes that its business is not dependent on any single customer, as of December 31, 1996, the three largest lessees of the Company accounted for 47% of the original acquisition cost of all equipment leases owned and managed as of such date. The loss of any of these major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

          COMPETITION

               The Company competes directly with numerous other companies which buy, sell or lease new and used computer and other high technology equipment. Further, the major computer equipment manufacturers themselves directly compete with the Company. Many of the Company's competitors have substantially greater financial resources and larger staffs than the Company. The Company's principal competitors include manufacturers, such as IBM; brokers, dealers and leasing companies, such as Comdisco, Inc., GE Capital Corporation, IBM Credit Corporation and El Camino Resources; and commercial banks and other financial institutions. Although the aforementioned companies are competitors of the Company, in many instances they also are customers of and suppliers to the Company.

               The computer leasing and trading industry is characterized by intense competition. Companies compete for accounts through a variety of factors. The Company believes it competes on the basis of price, responsiveness to customer needs, flexibility in structuring lease transactions, relationships with customers and vendors and knowledge of the equipment. Further, the Company has a network of lenders to discount the rental streams at what the Company believes are favorable competitive rates. Further the Company believes that it has an efficient back office operation which allows it to keep its overhead low, thus requiring a lower sales threshold on each transaction. Another important competitive factor is customer service. The Company has attempted to take a "hands-on" approach with its customers in order to build and maintain long-term, mutually beneficial relationships, and the Company believes that this relationship-building approach has distinguished Paramount from some of its competitors. In addition, as an independent lessor and trader of equipment, Paramount is able to deliver a wide variety of equipment to its customers on a timely basis.

               The Company's continued ability to compete effectively may be affected by the policies of IBM, Hitachi and other computer manufacturers. The Company attempts to provide customers with a diverse selection of products, a high level of customer service, the knowledge and competence of its employees and competitive pricing. The Company believes that the knowledge and experience of its executive officers and the relationships that they have fostered in the industry will continue to provide the Company with competitive advantages in the marketplace.

               Paratech competes against major hardware distributors and national and regional consulting and service organizations. The Company believes that it is able to compete in this market due to the technical expertise of its employees, its focus on customer service, and its relationship with equipment manufacturers and vendors. In addition, the Company believes its ability to structure a lease financing package for the equipment and services provided by Paratech represent a significant competitive advantage in the market place.

          EMPLOYEES

               As of December 31, 1996, the Company employed eleven persons full-time, including four persons devoted exclusively to Paratech. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. None of the Company's employees are represented by a labor union.

          GOVERNMENT REGULATION

               The  Company  has  not   been  materially  affected  by  any
          government regulations applicable to its sales, leasing, trading or investment activities.

          ITEM 2 - PROPERTIES

               The Company leases approximately 2,734 square feet of office space for its principal executive offices at One Jericho Plaza, Jericho, New York 11753. Payment of rent for the Company's offices is approximately $5,400 per month through August 1997; thereafter, the rent increases pursuant to a schedule reaching approximately $5,800 in the fourth year. This lease expires in August 1999. The Company also maintains a sales office in Boston, Massachusetts.

          ITEM 3 - LEGAL PROCEEDINGS

               There are no material legal proceedings pending against the Company.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                       PART II


          ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's Units, Common Stock and Class A Warrants began trading separately on the Nasdaq SmallCap Market under the symbols "PARAU," "PARA" and "PARAW," respectively, on January 22, 1996, the date of the Company's IPO. The following table sets forth the high and low last sale prices for the Company's securities for the periods commencing January 22, 1996 as reported by the Nasdaq SmallCap Market. These prices do not reflect retail mark-ups, mark-downs or commissions.


          UNITS                                         HIGH        LOW
                                                        ----        ---

          January 22, 1996 through March 31, 1996 . .   $15 3/4     $10
          April 1, 1996 through April 15, 1996(1) . .    10 5/6       8 5/6

          COMMON STOCK

          January 22, 1996 through March 31, 1996 . .   $ 6         $ 3 3/4
          3/4
          April 1, 1996 through June 30, 1996 . . . .     4 5/8       3
          July 1, 1996 through September 30, 1996 . .     6           2 1/2
          October 1, 1996 through
              December 31, 1996 (2) . . . . . . . . .     1 1/2         3/16
          January 1, 1997 through March 15, 1997  . .     1             15/32

          CLASS A WARRANTS

          January 22, 1996 through March 31, 1996 . .   $ 2 1/4         7/8
          April 1, 1996 through June 30, 1996 . . . .     1 1/2         19/32
          July 1, 1996 through September 30, 1996 . .     1 5/16        3/8
          October 1, 1996 through
              December 31, 1996(2)  . . . . . . . . .       3/4         1/16
          January 1, 1997 through March 15, 1997  . .       13/16       3/97


               The closing sales prices of these securities as of March 19, 1997, as reported by the Nasdaq SmallCap Market, were $0.594 per share of Common Stock and $0.063 per Class A Warrant.

               As of March 19, 1997, there were 23 record holders of the Common Stock.



          -------------------
          (1) The Units were deleted from the Nasdaq SmallCap Market, effective April 16, 1996, due to the fact that the Common Stock and Class A Warrants predominately traded separately.
          (2) On December 6, 1996, the underwriter of the Company's IPO ceased operations.

          ITEM 6 - SELECTED FINANCIAL DATA


                                      YEARS ENDED DECEMBER 31,
                              -----------------------------------------
                                  1992          1993           1994
                              ------------  ------------   ------------

      REVENUE:

      Sales . . . . . . . .    $13,277,895    $21,418,872   $25,290,524

      Lease revenue . . . .        697,241      1,647,923     2,592,531

      Fee, interest and             14,446        180,265       109,247
        other income  . . .    -----------    -----------    ----------

         Total revenues   .     13,989,582     23,247,060    27,992,302
                               -----------    -----------    ----------
      COSTS AND EXPENSES:

      Cost of sales . . . .     12,618,090     19,566,840    23,540,952

      Lease expense . . . .        375,049      1,317,497     2,091,361

      Selling, general and
        administrative
        expenses  . . . . .        911,694      1,641,602     1,680,601

      Interest expense  . .             --             --            --
                               -----------    -----------    ----------

         Total costs and        13,904,833     22,525,939    27,312,914
           expenses   . . .    -----------    -----------    ----------

      Income (loss) before
        provision for taxes         84,749        721,121       679,388

      Provision for income              --         10,153        33,706
        taxes . . . . . . .    -----------    -----------    ----------

      Net income (loss) . .    $    84,749    $   710,968    $  645,682
                               ===========    ===========    ==========

      Loss per share  . . .

      Weighted average
        common shares
        outstanding . . . .


                                YEARS ENDED DECEMBER 31,
                             -------------------------------
                                  1995            1996
                             --------------  ---------------

      REVENUE:

      Sales . . . . . . .       $30,857,949      $27,159,894

      Lease revenue . . .         2,147,358        3,680,924

      Fee, interest and             162,873          511,698
        other income  . .       -----------      -----------

         Total revenues          33,168,180       31,352,516
                                -----------      -----------

      COSTS AND EXPENSES:

      Cost of sales . . .        28,955,984       25,785,022

      Lease expense . . .         1,828,412        3,419,600

      Selling, general and
        administrative
        expenses  . . . .         1,805,499        2,447,884

      Interest expense  .         5,284,756            6,209
                                -----------      -----------

         Total costs and         37,874,651       31,658,715
           expenses   . .       -----------      -----------

      Income (loss) before
        provision for
        taxes . . . . . .        (4,706,471)        (306,199)

      Provision for income           21,850          498,212
        taxes . . . . . .       -----------      -----------

      Net income (loss) .       $(4,728,321)       $(804,411)
                                ===========       ==========

      Loss per share  . .                             ($0.10)
                                                 ===========
      Weighted average
        common shares                              7,817,973
        outstanding . . .                        ===========

                                               AT DECEMBER 31,
                                 -------------------------------------------
                                       1992           1993            1994
                                       ----           ----            ----
      BALANCE SHEET DATA:

      Total assets  . . . . . .     $5,514,422     $9,798,454      $8,128,970

      Obligations for financial
        equipment --
        non-recourse  . . . . .      5,216,489      7,331,988       5,152,274

      Shareholders' (deficit)
        equity  . . . . . . . .        (56,816)       606,149         851,999

      LEASE PORTFOLIO DATA:

      Net investment in direct
        finance and sales type
        leases  . . . . . . . .      5,170,104      6,795,493       5,411,219

      Assets held for operating
        leases, net of accumulated
        depreciation  . . . . .             --      1,048,370         864,126


                                          AT DECEMBER 31,
                                 --------------------------------
                                       1995             1996
                                       ----             ----

      BALANCE SHEET DATA:

      Total assets  . . . . . .     $12,378,585       $51,561,520

      Obligations for financial
        equipment --
        non-recourse  . . . . .       9,337,883        23,461,175

      Shareholders' (deficit)
        equity  . . . . . . . .         568,718         8,171,386

      LEASE PORTFOLIO DATA:

      Net investment in direct
        finance and sales type
        leases  . . . . . . . .       6,446,063        20,942,542

      Assets held for operating
        leases, net of
        accumulated
        depreciation  . . . . .       3,976,209        21,103,033

          ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          GENERAL

             The operating  results  of    the  Company    are  subject  to
          quarterly  and annual  fluctuations resulting  from a  variety of
          factors,  including  product   announcements  by   manufacturers;
          economic conditions; interest  rate fluctuations; and  variations
          in the  mix of leases written  by the Company.   In addition, the
          Company's sales volume can fluctuate significantly from quarter to quarter based on the closing date and nature of each
          particular sales transaction.   The  mix of leases  written in  a
          year is a result  of a combination of factors,  including changes
          in    customer   demands   and/or   requirements;   new   product
          announcements; price changes; changes  in delivery dates; changes
          in   maintenance   policies;   pricing   policies   of  equipment
          manufacturers; and price competition from other lessors. Leasing transactions (other than sales type leases), in general, do not
          provide  for   significant  earnings   in  the  month   of  lease
          origination.   Instead,  revenue, expense  and profit  from lease
          transactions  are recorded  over the  life of  the asset  and the
          lease.   Lease revenue and lease expense recognition is dependent
          upon a number of factors, including the term of the lease; the accounting classification of the lease (i.e., operating, direct
                                                   ----
          finance, or sales type); and the commencement date of the lease and the lease financing within a particular period. See "Lease Accounting." Given the possibility of such fluctuation, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that the results for any one particular quarter should not be relied upon as an indication of future performance.

             The results of operations for the year ended December 31, 1996 represent a significant change in focus for Paramount as compared to the prior year's activity. The Company has begun to carry out its business plan to aggressively expand its end-user lease origination business. Specifically, the Company has increased its presence in end-user accounts, put greater emphasis on new lease origination and established a greater marketing presence in the high-technology community. In addition, the proceeds of the Company's January 1996 IPO have increased the Company's ability to make residual value investments in leased equipment, thus creating new opportunities for lease origination. See "Liquidity and Capital Resources." As a result of this change in focus, the Company measures its progress not only in terms of revenue and profit, but also on the growth of its lease portfolio, which generates both lease revenue during the term of the leases and sales or lease revenue at lease expiration through subsequent sales or re-leases of the equipment.

             Historically, the Company has generated the largest portions of its revenue from the wholesale trading of used computer equipment (i.e., broker-to-broker trading). Early during fiscal
                     ----
          1996 management determined that as a result of new product announcements and increased competition among equipment manufacturers, the market for this type of activity was changing and offered limited opportunities for the current year. As a result, the Company made the strategic decision to significantly reduce its activity in this market, while continuing with its plans to both aggressively expand its leasing operations and develop the complementary systems integration business of Paratech. The Company believes that this strategy will result in substantial future benefits. By investing in a growing and expanding base of high quality assets on lease to relationship-based customers, the Company believes that it will be able to generate significant revenue and earnings over a continuum of time, and not just in a particular month or quarter. In addition, the Company believes that the system integration business of Paratech should allow the Company to offer additional services to its leasing customers over this same period. In addition, the Company believes that the equipment trading business will always be an important part of its business mix, more so in the future as a means of equipment re-marketing.

             As a key component of its growth strategy, during the third quarter of 1996, the Company commenced operations at Paratech to offer comprehensive information technology solutions, including network design and integration, software applications, training and value-added support services such as Help Desk. The Company believes that the addition of Paratech is a major step towards establishing Paramount as a total high technology solution provider. The Company believes that it is now positioned to offer its customers comprehensive asset management and technology solutions, from the technology itself, through a plan for keeping that technology current and to a financial package to effectively acquire that technology. 1996 was a year of investment and groundwork for Paratech, as the business was building its staff and establishing its presence in the market. The results of operations from Paratech are consolidated with those of Paramount.

             Paramount has always operated in a highly competitive and rapidly changing marketplace. The Company believes that its ability to adapt to changes, and to evolve as a business into a valued business partner for its customers, offering a complete package of products in the high technology area, is a key component to the Company's long term growth strategy.

          LEASE ACCOUNTING

             In accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases," the Company classifies its leases as either direct finance leases or operating leases. The allocation of income among accounting periods within a lease term will vary depending upon the lease classification, as described below.

             Direct Finance Leases: Direct finance leases transfer substantially all benefits and risks of equipment ownership to the lessee. A lease is a direct finance lease if it meets one of the following criteria: (1) the lease transfers ownership of the equipment to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (4) the present value of the minimum lease payments is at least 90% of the fair value of the leased equipment at lease inception.

             At lease inception, the cost of equipment under a direct finance lease is recorded as "Net investment in direct finance leases". The difference between the gross lease payments receivable, plus the estimated residual value of the equipment, and the equipment cost is recognized as income over the life of the lease using the interest method.

             A lease transaction which meets all of the above criteria, and in which the Company has made a dealer's profit, is recorded as a sales type lease. A sales type lease is a type of direct finance lease, but one in which the Company recognizes, at lease inception, revenue and profit which arises from the difference between the fair market value of the leased equipment and its acquisition cost.

             Operating Leases: All lease contracts which do not meet the criteria of direct finance leases are accounted for as operating leases. Monthly lease payments are recorded as operating lease revenue. Leased equipment is recorded at the Company's cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the expiration of the lease term.

             The Company's portfolio of equipment on lease is further divided into equipment owned by Paramount and equipment managed by Paramount. As of December 31, 1996, the portfolio of equipment on lease owned by Paramount had a combined net book value on the balance sheet of $42.0 million and had an original cost basis of $51.4 million. Equipment managed by Paramount is equipment on lease to customers of Paramount which was subsequently sold to investors, but with respect to which Paramount remains the lessor and remarketing agent. As of December 31, 1996, the portfolio of equipment managed by
          Paramount had an original cost of $24.1 million. Thus, as of December 31, 1996, the portfolio of equipment on lease owned and managed by Paramount had an original acquisition cost of $75.5 million.

          RESULTS OF OPERATIONS

          YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31,
          1995

             The Company recorded a pre-tax loss of $306,200 for the year ended December 31, 1996 as compared to a pre-tax loss of $4.7 million for the comparable period ended December 31, 1995. During the year ended December 31, 1995, the Company expensed $5.3 million of deferred financing costs related to the issuance of 1.5 million shares of Common Stock as additional consideration under certain Bridge Units which were originally issued in connection with a Bridge Loan to the Company entered into in July and August of 1995. This amount was based on the estimated value of the Company's Common Stock at the consummation of the IPO. The expense recorded did not affect the Company's cash position or net equity as a result of the corresponding credit made to additional paid-in capital. The pre-tax loss for the year ended December 31, 1996 is largely attributable to the increased emphasis on new lease origination, the timing of the associated revenue recognition, and the creation and development of Paratech. See "General."

             In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded a one time, non-cash adjustment of $430,400 to its Provision For Income Taxes during the year ended December 31, 1996. This adjustment was necessitated by the change of the Company's tax status from an S-Corporation to a C-Corporation in connection with the Company's January 1996 IPO. The amount of the adjustment represents the cumulative deferred tax liability, which arose primarily from temporary tax differences with respect to depreciation, generated by the S-Corporation and payable in the future by the C-Corporation. This adjustment does not affect the Company's current cash position, as a result of the corresponding credit made to a deferred tax liability account, but did cause the Company to report an after tax loss of $804,400 for the year ended December 31, 1996 as compared to an after tax loss of $4.7 million for the comparable period ended December 31, 1995.

             During the year ended December 31, 1996, the Company entered into new lease transactions totaling $53.7 million of equipment cost. This represents an increase of $46.0 million over the cost of equipment leased during the year ended December 31, 1995. Of the total cost of equipment leased during the year ended December 31, 1996, $12.4 million was subsequently sold to an equipment investor. Of the balance of new lease origination for the year ended December 31, 1996, $21.8 million was recorded as direct finance leases or sales-type leases, and $19.5 million was recorded as operating leases, compared to $3.7 million and $3.9 million, respectively, for the year ended December 31, 1995. The increase in new lease origination is a direct result of the Company's efforts to expand its end-user lease origination business. See "General." During the year ended December 31, 1996, the Company entered into $21.6 million of non-recourse lease financing arrangements, net of terminations resulting from lease sales and lease extensions, as compared with $6.8 million for the year ended December 31, 1995. See "Liquidity and Capital Resources." Non-recourse debt entered during the year ended December 31, 1996 increased at a slower rate than new lease origination as a result of the timing of the closing of certain large lease transactions. Of the total amount of new lease business, $18.2 million was related to leases for which the

          Company was not required to pay for the equipment until January 1997. The Company had commitments from lenders for both non-recourse lease financing, and in certain cases, residual value financing, for these leases as of December 31, 1996. See "Liquidity." This amount was recorded as accounts payable-leases on the Company's December 31, 1996 balance sheet.

             Consistent with the growth in new lease origination, lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 71.4% to $3.7 million for the year ended December 31, 1996 from $2.1 million for the comparable period ended December 31, 1995. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 87.0% to $3.4 million for the year ended December 31, 1996 from $1.8 million for the year ended December 31, 1995. See "General."

             For the year ended December 31, 1996, the Company recorded sales revenue of $27.2 million. Of this amount, $11.3 million was from sales type leases, and $12.5 million was from the sale of leased equipment to an equipment investor. Subsequent to a sale of this variety, the Company generally is a party to a re-marketing agreement under which it may earn additional income from the asset's future re-lease or sale value. The Company includes these leases within the aggregate value of its active portfolio of owned and managed leases. See "General." For the year ended December 31, 1995, the Company recorded sales revenue of $30.9 million which included $16.4 million of sales of equipment leases to equipment investors. The decrease in equipment sales revenue is a result of the Company's expansion of its leasing operations and the increased emphasis on lease origination and portfolio development. Management believes that as the Company's base of end-user lease and sale customers continues to grow and expand, the Company should experience a matching growth in sales revenue and profits. See "General."

             During the year ended December 31, 1996, the Company generated $186,300 in fee and other income, compared to $97,800 for the comparable period last year. This revenue is principally derived from the Company's involvement in certain transactions in which it acts as an arranger of financing for transactions originated by third parties. The Company does not recognize as revenue the gross amount of the lease financing arranged, but rather records the net profit generated from the transaction.

             Selling, general and administrative expenses ("SG&A") totaled $2.4 million for the year ended December 31, 1996, representing an increase of 35.6% over the $1.8 million recorded during the year ended December 31, 1995. The increase in SG&A is a result of the increased sales and support staff at the Company as well as the increased compliance costs associated with being a public company. In addition, SG&A expenses incurred at Paratech significantly contributed to this increase.

             During the year ended December 31, 1996, the Company recorded $325,400 of interest income, an increase of $260,400 over the year ended December 31, 1995. This increase is due to the investment of the IPO proceeds in interest bearing cash accounts, cash equivalents and marketable securities during the year ended December 31, 1996.

             The tax provision of $498,200 for the year ended December 31, 1996 represents the cumulative adjustment of $430,400 described above, plus a provision for state, local and other taxes of $67,800. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.

          YEAR  ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31,
          1994

             The Company recorded a pre-tax loss of $4.7 million for the year ended December 31, 1995 as compared to pre-tax income of $679,000 for the comparable period ended December 31, 1994. During the year ended December 31, 1995, the Company expensed $5.25 million of deferred financing costs related to the issuance of 1.5 million shares of Common Stock issuable as additional consideration under certain Bridge Units which were originally issued in connection with a Bridge Loan to the Company entered into in July and August of 1995. This amount was based on the estimated value of the Company's Common Stock at the consummation of the IPO. The expense recorded did not affect the Company's cash position or net equity as a result of the corresponding credit made to additional paid-in capital.

             During the year ended December 31, 1995, the Company entered into new lease transactions totaling $7.7 million of equipment cost. Of this amount, $3.7 million was classified as direct finance leases and $4.0 million was classified as operating leases. For the year ended December 31, 1994, the Company entered into $1.7 million of direct finance leases and $1.2 million of operating leases. This growth reflects the Company's increased marketing presence in end-user leasing accounts and expanded banking relationships. During the year ended December 31, 1995, the Company entered into $7.6 million of non-recourse lease financing arrangements, net of terminations resulting from lease sales and lease extensions, as compared with $2.1 million for the year ended December 31, 1994. See "Liquidity and Capital Resources."

             Lease revenue for the year ended December 31, 1995 was $2.1 million, representing a decrease of 17.17% over the $2.6 million recorded during the year ended December 31, 1994. Lease expense decreased for the year ended December 31, 1995 by 14.9% to $1.8 million from $2.1 million for the year ended December 31, 1994. The reduction in both lease revenue and expense is a result of the maturation of the Company's lease portfolio and the Company's success in re-marketing (through lease extensions and renewals) equipment that came off lease to some of its end-user lease customers. These extensions and renewals are typically at a reduced rate from the original lease (resulting in the reduction in lease revenue) but generate higher gross profit margins to the Company, since in most cases the Company has depreciated the equipment below its current fair market value.

             For the year ended December 31, 1995, the Company recorded sales revenue of $30.9 million. Of this amount, $16.4 million was from the sale of leased equipment to an equipment investor. Subsequent to a sale of this variety, the Company generally is a party to a re-marketing agreement under which it may earn additional income from the asset's future re-lease or sale value. The Company includes these leases within the aggregate value of its active portfolio of owned and managed leases. For the year ended December 31, 1994, the Company recorded sales revenue of $25.3 million. This increase reflects the continued growth in the end-user sector of the Company's business, as the year ended 1995 saw the Company successfully close a number of transactions for large computer systems to end-user customers.

             During the year ended December 31, 1995, the Company generated $97,800 in fee and other income, compared to $101,400 for the comparable period ended December 31, 1994. This revenue is principally derived from the Company's involvement in certain transactions in which it acts as an arranger of financing for transactions originated by third parties. The Company does not recognize as revenue the gross amount of the lease financing arranged, but rather records the net profit generated from the transaction.

             SG&A expenses totaled $1.8 million for the year ended December 31, 1995, representing an increase of 7.4% over the $1.7 million recorded during the year ended December 31, 1995. The increase in SG&A is a result of the increased sales and support staff at the Company.

          LIQUIDITY AND CAPITAL RESOURCES

             On January 22, 1996, the Company consummated an initial public offering of its securities. In connection with the IPO, the Company issued a total of 1,495,000 units, inclusive of the underwriter's over-allotment option which was exercised in full, at a price of $7.00 per unit, generating net proceeds to the Company of approximately $8.4 million. Concurrent with the IPO, the Company repaid the $1.0 million owed to certain bridge lenders plus the related interest accrued that was outstanding as of December 31, 1995.

             As of December 31, 1996, the Company had $6.8 million in cash, cash equivalents and investments available for sale. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks, or in United States Government or other AA rated obligations. Since inception, the Company has been able to cover its SG&A expenses from internally generated cash flow and has never had to borrow funds to cover such expenses. Although the Company's business is subject to monthly and quarterly fluctuations that may require the Company to use its cash balances to cover such expenses for short periods of time, the Company does not anticipate having to use significant amounts of its cash balances to cover such expenses.

             During the  year  ended December  31,  1996, the  Company  had
          three  lines of credit available.   These credit  lines allow the
          Company,  subject   to  the  satisfaction  of  certain  financial
          covenants with respect to one of such facilities, to borrow up to $2,750,000 in the aggregate and are secured by equipment and
          contracts  to sell  or  lease that  equipment.   Borrowings under
          these lines bear interest at 1% to 1 1/2% above the prime rate. In addition, one of these lines offers the Company the ability to
          borrow up  to $100,000  on an  unsecured basis.   The  purpose of
          these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for
          the  non-recourse financing to occur.   As of  December 31, 1995,
          the  Company had borrowed $495,000 from one of these bank lenders
          in connection with the  acquisition of equipment on lease.   This
          amount was paid in full in  March  1996 and no additional amounts
          were  borrowed during  the year.   Two  of these  lines, totaling
          $1.25  million, expire on June 30, 1997.   The third line, in the
          amount of $1.5 million, expired on June 30, 1996. The Company is in the process of reinstating this line under similar terms and conditions.

             The Company finances substantially all of its leases by discounting the payment streams on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. See "General." As a result of the Company's IPO, management believes that it has sufficient resources to make the residual value investments required to grow its lease portfolio. In addition, the Company has numerous options available to it for the financing of residual value investments, including sales of equipment on lease to equipment investors, residual value sharing arrangements, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease. During the year ended December 31, 1996, the Company entered into several residual value sharing arrangements, whereby an equipment investor purchased a portion of the Company's residual value in exchange for the right to share in remarketing proceeds generated from the equipment upon lease expiration. The Company received $500,000 from these transactions, and used this amount to reduce the cost basis and residual value of the leased asset. In January 1997, the Company entered into an additional $2.3 million of residual sharing arrangements regarding equipment on lease of December 31, 1996. In addition, the Company has commitments from this same finance company to finance Paramount's portion of the residual value of certain leased assets. These commitments, which total $1.2 million, were used by the Company in January of 1997. In June 1996, in connection with an extension and re-financing of a lease transaction, the Company repaid $60,500 of a residual value loan that was outstanding as of December 31, 1995. As of December 31, 1996, the Company had a total of $18,400 of residual value loans outstanding.

          FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

             Statements contained in this Form 10-K which are not historical facts are forward-looking statements. The forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the specific factors impacting the Company's business discussed under the caption "General," as well as increased competition; the availability of computer equipment; the ability of the Company to expand its operations and attract and retain qualified sales representatives experienced in the purchase, sale and lease of new and used computer equipment; technological obsolescence of the Company's portfolio of computer equipment; the success of Paratech in establishing the Company as a comprehensive asset management and information technology solution provider; and general economic conditions.

          EFFECT OF NEW ACCOUNTING STANDARDS

             In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. In management's opinion, when adopted, the aforementioned pronouncement will not have a material effect on the Company's financial position or results of operation.

             The FASB recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

             Companies that do not choose to adopt the new expense recognition rules of SFAS 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion
          (APBO) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS 123, if material. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of grant. The Company has adopted the disclosure provisions of SFAS 123 which had no impact on the financial statements or the notes thereto.

             In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"

          ("SFAS 121"). Long-lived assets to be held and used are recorded at cost. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adopting SFAS 121 was not material to the Company's financial statements since there were no events or changes in circumstances for the year ended December 31, 1996 that indicated that the carrying amount of long-lived assets had been impaired.

          INFLATION

             Inflation has not had a significant impact on the Company's operations.


          ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The audited financial statements of the Company for the fiscal year ended December 31, 1996 are located beginning at page F-1 of this Annual Report on Form 10-K.


          ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                       PART III

     ITEM 10 - ITEM 13 - DOCUMENTS INCORPORATED BY REFERENCE

          Information with respect to Items 10, 11, 12 and 13 of Form 10-K is hereby incorporated by reference into this Part III of Form 10-K from the Registrant's Definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission on or before April 30, 1997.

                                       PART IV

     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

          The exhibits listed in the Index to Exhibits below are filed as part of this Annual Report on Form 10-K.

          (A)  EXHIBITS:

               3.1* - Restated and Amended Certificate of Incorporation
                      of the Registrant
               3.2* - Amended on Restated By-laws of the Registrant 4.1* - Specimen Common Stock Certificate
               4.2* - Form of Underwriter's Unit Purchase Option, as
                      amended
               4.3* - Form of Class A and Class B Warrant Agreement, as
                      amended

               4.4* - Specimen Class A Warrant Certificate
               4.5* - Specimen Class B Warrant Certificate
              10.1* - Employment Agreement between Registrant and
                      Jeffrey Nortman dated as of  January 22, 1996
              10.2* - Employment Agreement between Registrant and Glenn
                      Nortman dated as of  January 22, 1996
              10.3* - Employment Agreement between the Registrant and
                      Paul Vecker dated as of  January 22, 1996
              10.4* - Form of Master Lease Agreement relating to
                      Computer Equipment Leases
              10.5* - 1995 Stock Option Plan
              10.6* - Operating Agreement of KRh Financial, LLC, dated
                      June 1995, between the Company and KRh Thermal
                      Systems
              10.7* - Lease Origination and Service Agreement, dated
                      June 1995, between the Company and KRh Financial,
                      LLC.
              10.8* - Form of Indemnification Agreement
              10.9* - Sublease Agreement, dated September 15, 1995,
                      between the Company and Lehman Brothers Inc.
             10.10* - Consent to Sublease, dated September 15, 1995,
                      among Chasco Company, Lehman Brothers Inc. and the
                      Company
             10.11* - 1995 Director Option Plan

     -----------

     * Incorporated by Reference from the Registrant's Registration Statement on Form S-1, Registration No. 33-96382.

               FINANCIAL STATEMENTS: See Index to Consolidated Financial Statements on page F-1.

          (B)  REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

          (C)  EXHIBITS

          The Exhibits set forth in (a) above are filed as part of this Annual Report on Form 10-K.

          (D)  FINANCIAL STATEMENT SCHEDULES

          Information required by schedules called for unde Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PARAMOUNT FINANCIAL CORPORATION


     Dated:  March 21, 1997                By: /s/ JEFFREY NORTMAN
                                              ------------------------------
                                                  Jeffrey Nortman,
                                                  Co-Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                  Title                                Date
      ---------                  -----                                ----


      /s/JEFFREY NORTMAN         Co-Chief Executive Officer      March 21, 1997
      -----------------------    and Director (Co-Principal
      Jeffrey Nortman            Executive Officer)

      /s/ GLENN NORTMAN          Co-Chief Executive Officer      March 21, 1997
      -----------------------    and Director (Co-Principal
      Glenn Nortman              Executive Officer)


      /s/PAUL VECKER             Senior Vice President, Chief    March 21, 1997
      -----------------------    Financial Officer, Treasurer
      Paul Vecker                and Director (Principal
                                 Financial Officer and
                                 Principal Accounting
                                 Officer)

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                                  DECEMBER 31, 1996
                                  -----------------



                                                                       Page
                                                                       ----

     Report of Independent Public Accountants                           F-2

     Consolidated Balance Sheets as of December 31, 1995 and 1996       F-3

     Consolidated Statements of Operations for each of the three
          years ended December 31, 1996                                 F-4

     Consolidated Statements of Shareholders' Equity for each of the
          three years ended December 31, 1996                           F-5

     Consolidated Statements of Cash Flows for each of the three
          years ended December 31, 1996                                 F-6

     Notes to Consolidated Financial Statements                      F-7 - F-20




     Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ----------------------------------------



     To Paramount Financial Corporation:


     We have audited the accompanying consolidated balance sheets of Paramount Financial Corporation and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paramount Financial Corporation and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





     Melville, New York
     February 18, 1997

                                              ARTHUR ANDERSEN LLP

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------

                                                           December 31,
                                                      ------------------------
        ASSETS                                           1995         1996
        ------                                        ----------   -----------
        Cash and cash equivalents                    $ 1,153,476   $ 3,700,774
        Investments available for sale                        --     3,163,841
        Accounts receivable                              106,794     2,260,013
        Net investment in direct finance and sales-
          type leases                                  6,446,063    20,942,542
        Assets held under operating leases, net of
          accumulated depreciation                     3,976,209    21,103,033
        Other assets                                     696,043       391,317
                                                     -----------   -----------

           Total assets                              $12,378,585   $51,561,520
                                                     ===========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

      LIABILITIES:
        Notes payable                                $ 1,611,697   $    18,384
        Accounts payable                                 419,624     1,062,226
        Accounts payable - leases                        126,990    18,234,518
        Accrued expenses                                 313,673       188,169
        Obligations for financed equipment-non
          recourse                                     9,337,883    23,461,175
        Deferred income taxes                                 --       425,662
                                                     -----------   -----------

           Total liabilities                          11,809,867    43,390,134
                                                     -----------   -----------

      COMMITMENTS (Note 15)


      SHAREHOLDERS' EQUITY:
        Preferred stock, $.01 par value; 5,000,000
          shares authorized, none outstanding                 --            --
        Common stock, $.01 par value; 35,000,000
          shares authorized, 3,500,000 and 7,990,000
          shares issued and outstanding,
          respectively                                    35,000        79,900
        Additional paid-in capital                     5,282,049    13,644,228
        Accumulated deficit                           (4,748,331)   (5,552,742)
                                                     -----------   -----------

           Total shareholders' equity                    568,718     8,171,386
                                                     -----------   -----------

           Total liabilities and shareholders'       $12,378,585   $51,561,520
             equity                                  ===========   ===========



         The accompanying notes are an integral part of these consolidated balance sheets.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------


                                                Years Ended December 31,
                                          ------------------------------------
                                             1994        1995          1996
                                         -----------  -----------   -----------


      REVENUES:
        Sales                            $25,290,524   $30,857,949   $27,159,894
        Lease revenue                      2,592,531     2,147,358     3,680,924
        Fee and other income                 101,358        97,802       186,264
        Interest income                        7,889        65,071       325,434
                                         -----------   -----------   -----------

           Total revenues                 27,992,302    33,168,180    31,352,516
                                         -----------   -----------   -----------
      COSTS AND EXPENSES:
        Cost of sales                     23,540,952    28,955,984    25,785,022
        Lease expense                      2,091,361     1,828,412     3,419,600
        Selling, general and
          administrative expenses          1,680,601     1,805,499     2,447,884
        Interest expense (Note 7)                 --     5,284,756         6,209
                                         -----------   -----------   -----------

           Total costs and expenses       27,312,914    37,874,651    31,658,715
                                         -----------   -----------   -----------

           Income (loss) before
             provision for income taxes      679,388    (4,706,471)    (306,199)


      PROVISION FOR INCOME TAXES (Note 9)     33,706        21,850       498,212
                                         -----------   -----------    ----------

           Net income (loss)             $   645,682   $(4,728,321)  $ (804,411)
                                         ===========   ===========   ===========

           Loss per share                                                $(0.10)
                                                                      ==========

      Weighted average common shares                                   7,817,973
        outstanding                                                   ==========



    The accompanying notes are an integral part of these consolidated statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   -----------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                 ----------------------------------------------------




                                   Common Stock          Additional
                             -----------------------      Paid-In
                                Shares      Amount        Capital
                             ----------- -----------  ----------------

      BALANCE, December 31,
        1993                   3,301,886     $33,018       $    32,049

        Current year
          distributions                -           -                 -

        Current year net               -           -                 -
          income               ---------     -------       -----------

      BALANCE, December 31,
        1994                   3,301,886      33,018            32,049

        Issuances of common
          stock                  198,114       1,982         5,250,000

        Current year
          distributions                -           -                 -

        Current year net               -           -                 -
          loss                 ---------     -------       -----------

      BALANCE, December 31,
        1995                   3,500,000      35,000         5,282,049
        Issuance of common
          stock in the
          initial public
          offering, net of
          offering costs of
          $2,057,921           2,990,000      29,900         8,377,179

        Issuance of common
          stock to bridge
          lenders              1,500,000      15,000           (15,000)

        Current year net               -           -                 -
          loss                 ---------     -------       -----------

      BALANCE, December 31,    7,990,000     $79,900       $13,644,228
        1996                   =========     =======       ===========


                               Retained
                               Earnings       Total
                             -----------    ----------

      BALANCE,December 31,
        1993                 $   541,082    $  606,149

        Current year
          distributions         (399,832)     (399,832)

        Current year net         645,682       645,682
          income             -----------    ----------

      BALANCE, December 31,
        1994                     786,932       851,999

        Issuances of common
          stock                        -     5,251,982

        Current year
          distributions         (806,942)     (806,942)

        Current year net      (4,728,321)   (4,728,321)
          loss                ----------    ----------

      BALANCE, December 31,
        1995                  (4,748,331)      568,718

        Issuance of common
          stock in the
          initial public
          offering, net of
          offering costs of
          $2,057,921                   -     8,407,079

        Issuance of common
          stock to bridge
          lenders                      -             -

        Current year net        (804,411)     (804,411)
          loss               -----------     ---------

      BALANCE, December 31,  ($5,552,742)   $8,171,386
        1996                 ===========    ==========

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------

                                                  Years Ended December 31,
                                           -------------------------------------
                                               1994        1995         1996
                                           -----------  -----------  -----------

     CASH FLOWS FROM OPERATING
     ACTIVITIES:

      Net income (loss)                    $  645,682   $(4,728,321)  $(804,411)

      Adjustments to reconcile net income
        (loss) to net cash provided
        by (used in) operating
        activities:

        Amortization of deferred
          financing costs                           -     5,250,000            -

        Deferred income taxes                       -             -      425,662

        Depreciation                          990,638       814,218    2,037,472

        Amortization of discounts on
          investments                               -             -    (162,296)

        Amortization of unearned
          operating lease revenue from
          sublease transactions              (114,405)     (104,073)    (19,928)

        Amortization of prepaid operating
          lease expense from sublease
          transactions                         97,899        92,376       25,067

        Net proceeds from prepaid
          sublease transaction                  6,000             -            -

        Changes in operating assets and
          liabilities:

         Accounts receivable                 (130,811)       56,032  (2,153,219)

         Inventory of equipment             1,563,966        65,725            -

         Other assets                        (141,018)     (453,749)     279,659

         Unearned sales revenue               825,000      (825,000)           -

         Accounts payable                    (151,510)     (323,933)     642,602

         Accounts payable - leases                  -      (126,990)  18,107,528

         Accrued expenses                       3,294       179,586    (105,576)
                                           ----------    ----------   ----------

     Net cash provided by (used in)         3,594,735      (104,129)  18,272,560
       operating activities                ----------    ----------   ----------


     CASH FLOWS FROM INVESTING
       ACTIVITIES:

       Purchase of equipment for direct
         finance leases and sales-type
         leases                            (1,653,729)   (3,707,954)(21,773,460)

        Termination of direct finance
          leases                              429,226       729,330    1,591,822

        Proceeds applied to direct
          finance leases and sales-type
          leases                            2,608,777     1,943,781    5,685,159

        Purchase of equipment for
          operating leases                 (1,229,847)   (3,950,717)(31,913,845)

        Termination of operating leases       428,814        30,200   12,749,549

        Purchase of investments                     -             - (19,495,594)

        Proceeds from sale/maturity of
          investments                               -             -   16,494,049

                                           ----------    ----------   ----------
     Net cash provided by (used in)           583,241    (4,955,360)(36,662,320)
       investing activities                ----------    ----------   ----------


     CASH FLOWS FROM FINANCING
       ACTIVITIES:

      Net proceeds from sale of common
        stock in an initial public
        offering                                    -             -    8,407,079

      Distributions to shareholders in
        cash                                 (332,940)     (806,942)           -

      Proceeds from notes payable              64,000     1,611,697            -

      Repayment of notes payable             (460,000)      (64,000) (1,593,313)

      Increase in non-recourse lease
        financing                           2,100,085     7,562,494   31,559,769

      Termination of non-recourse lease
        financing                            (615,801)     (782,362) (9,978,194)

      Repayments and interest
        amortization applied to            (3,663,998)   (2,594,523) (7,458,283)
        non-recourse lease financing       ----------    ----------   ----------

     Net cash (used in) provided by        (2,908,654)    4,926,364   20,937,058
       financing activities                ----------    ----------   ----------

     Net increase (decrease) in cash and
       cash equivalents                     1,269,322      (133,125)   2,547,298


     CASH AND CASH EQUIVALENTS, beginning
       of period                               17,279     1,286,601    1,153,476
                                           ----------    ----------   ----------

     CASH AND CASH EQUIVALENTS, end of     $1,286,601    $1,153,476   $3,700,774
       period                              ==========    ==========   ==========


     SUPPLEMENTAL CASH FLOW INFORMATION:

       Cash paid for income taxes          $   33,706    $   21,850   $   24,437
                                           ==========    ==========   ==========

       Cash paid for interest              $  440,500    $  521,483   $1,358,538
                                           ==========    ==========   ==========


  The accompanying notes are an integral part of these consolidated statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


     1.   COMPANY BACKGROUND:
          -------------------

     Paramount  Financial  Corporation  ("Paramount"   or  the  "Company")   was
     incorporated in the state of Delaware in July 1991. The Company's former legal name, Paramount Computer Leasing Corporation, was changed to Paramount Financial Corporation subsequent to the year ended December 31, 1994. Paramount is a comprehensive asset management and information technology solution provider offering customers a wide range of integrated services including lease finance, network design and implementation. The Company is not tied to any one manufacturer and thus can provide customers with available technical and financial alternatives regardless of the specific hardware platform. Paramount's customer base is mostly comprised of large, domestic, creditworthy customers in a variety of industries. Prior to 1996, the Company generated most of its revenue from wholesale trading of new and used equipment. However, in 1996, the Company aggressively expanded its leasing operations which now accounts for most of its revenue. In July 1996, Paramount formed a new wholly owned subsidiary, Paratech Resources Inc., which offers comprehensive information technology solutions including network design and integration, software applications, training and value added support services.

     On January 22, 1996 ("Effective Date"), the Company consummated an initial public offering of its securities. In connection with the offering, the Company issued a total of 1,495,000 units inclusive of the underwriter's over-allotment option which was exercised in full, at a price of $7.00 per unit. Each unit sold in the offering consists of two shares of common stock and two redeemable class A warrants. The common stock and class A warrants are detachable and can trade separately. The class A warrants are exercisable commencing one year from the Effective Date. Each class A warrant entitles the holder to purchase one share of common stock at $4.00 per share (subject to adjustment for anti-dilution) during the four year period commencing one year from the Effective Date. The class A warrants are redeemable by the Company for $0.05 per warrant, in the event that the closing bid price of the Company's common stock exceeds $9.00 per share for twenty consecutive trading days ending within ten days of the notice of redemption. With the prior written consent of the underwriter, upon thirty days written notice to all holders of the class A warrants, the Company shall have the right to reduce the exercise price and/or extend the term of the class A warrants. None of the class A warrants issued in connection with the initial public offering have been exercised to date.

     In connection with the offering, 300,000 shares of common stock owned by the Company's two original shareholders (the "Selling Securityholders") were also offered and sold to the public. Additionally, there was a secondary offering of securities by certain non-affiliated lenders of the Company (the "Selling Lenders"). The Selling Lenders registered 750,000 units, identical to the initial public offering units described above, as well as an additional 1,500,000 shares of common stock issuable upon the exercise of class B warrants (Note 7). The class B warrants are identical to class A warrants, except that their exercise price is $4.20 per share, they are not included for listing on any public trading market and there is no solicitation fee payable in connection with their exercise. None of the aforementioned class A or class B warrants have been exercised to date.

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          -------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements as of and for the year ended December 31, 1996 include the accounts of the Company and its wholly owned subsidiary, Paratech Resources Inc., after elimination of intercompany balances and transactions.

     Cash Equivalents
     ----------------

     The Company considers all highly liquid debt and equity instruments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

     Investments Available for Sale
     ------------------------------

     Statement  of   Financial  Accounting  Standards  No.   115  ("SFAS  115"),
     "Accounting for Certain Investments in Debt and Equity Securities" addresses the accounting and reporting for investments in debt and equity securities. Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (on an after tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

     At December 31, 1996, investments available for sale consist of United States government and agency bonds with original maturities of one year or less. The cost of debt securities is adjusted for accretion of discount to maturity which is recorded as interest income. At December 31, 1996, the cost basis of these securities approximates market value.

     Net Investment in Direct Finance and Sales-Type Leases
     ------------------------------------------------------

     The net investment in direct finance and sales-type leased assets consists of the present value of the future minimum lease payments plus the present value of the residual value, if any (collectively referred to as the "net investment"). The residual value is the estimated fair market value of the leased assets at lease expiration.

     Completed lease contracts which qualify as direct finance and sales-type leases, as defined by Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), are accounted for on the balance sheet by recording the total minimum lease payments receivable, the estimated residual value of the leased equipment and the unearned income. The unearned lease income represents the excess of the total minimum lease payments and the estimated residual value expected to be realized, over the cost of the related equipment. The unearned income is recognized as revenue over the term of each lease by applying a constant periodic rate of return to the declining net investment in each lease.

     Lease revenue includes that portion of unearned income amortized into income during the current period. Revenue recognized at the inception of a sales-type lease is recorded in sales.

     Assets Held Under Operating Leases
     ----------------------------------

     Assets held under operating leases consist of the equipment at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term up to the Company's estimate of the equipment's residual value at lease expiration. Accumulated depreciation was approximately $770,000 and $2,315,000 at December 31, 1995 and 1996,
     respectively.

     Lease revenue includes the contractual lease payments and is recognized on a straight-line basis over the lease term.

     Residual Values
     ---------------

     The Company's residual value estimates are based on current market conditions and published residual value projections, as determined at lease inception. On an ongoing basis, the Company compares its residual value estimates against currently published independent forecasts of equipment values at lease expiration as well as other known market conditions. If the residual value is determined to be excessive and the decline in residual value is judged to be other than temporary, the Company revises its residual values accordingly with corresponding adjustments to income and unearned income. During the year ended December 31, 1996, the Company entered into residual value sharing agreements whereby an equipment investor or a financial institution purchased a portion of the residual value of the equipment on lease in exchange for the right to share in remarketing proceeds received upon lease expiration. The proceeds received were used to reduce the cost basis and the residual value in the leased assets.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition
     -------------------

     The Company records revenues from equipment sales upon the shipment of the equipment and transfer of title to the customer. When equipment is sold to another computer leasing and trading company (a "broker"), the transfer of title and recognition of revenue generally occur upon the receipt of payment from the broker.

     From time to time, the Company will receive payment prior to the transfer of title or purchase of the related inventory. The Company records such amounts as unearned sales revenue on the balance sheet. Upon shipment and transfer of title, unearned sales revenue is reversed and recorded as equipment sales.

     The Company records revenue from the sale of leased equipment to an equipment investor upon transfer of title to the equipment. Subsequent to a sale of this variety, the Company generally is a party to a re-marketing agreement under which it may earn additional income from the asset's future re-lease or sale value upon lease termination or expiration.

     See Net Investment in Direct Finance and Sales-Type Leases and Assets Held Under Operating Leases for a discussion of revenues earned under leasing transactions.

     Lease Expense
     -------------

     Lease expense includes depreciation on assets held under operating leases, interest expense on obligations for financed equipment and sublease rental expense. The cost of equipment recognized at the inception of a sales-type lease is reflected in cost of sales.

     Income Taxes
     ------------

     At its inception, the Company elected status as an S corporation and, therefore, through December 31, 1995 was not subject to federal income tax as a separate entity. Instead, the shareholders were taxed on the Company's income, whether or not distributed, and they were entitled to deduct Company losses, if any, to the extent of the tax basis each shareholder had in the Company's common stock. The Company had been subject to certain corporate taxes on the state level. In connection with its initial public offering described above, the Company terminated its S election and is currently taxable as a C corporation. The adjustment to record deferred income taxes upon termination of the Company's S election was to record a net deferred income tax liability of approximately $430,000.

     Deferred income taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rate for the year in which these differences are expected to reverse in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     Loss Per Share Information
     --------------------------

     Net loss per share is based upon the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation as they would have an anti-dilutive effect. Any shares issued, or deemed to have been issued in the case of the Bridge Loan shares, within a one year period prior to the initial filing of the registration statement, have been considered outstanding for all periods presented.

     New Accounting Pronouncements
     -----------------------------

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. In management's opinion, when adopted, the aforementioned pronouncement will not have a material effect on the Company's financial position or results of operation.

     The FASB recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

     Companies that do not choose to adopt the new expense recognition rules of SFAS 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS 123, if material. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of grant. The Company has adopted the disclosure provisions of SFAS 123 which had no impact on the financial statements or the notes thereto.

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Long-lived assets to be held and used are recorded at cost. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adopting SFAS 121 was not material to the Company's financial statements since there were no events or changes in circumstances for the year ended December 31, 1996 that indicated that the carrying amount of long-lived assets had been impaired.

     Reclassification
     ----------------

     Certain prior year amounts have been reclassified to conform with the 1996 presentation.

     3.   DIRECT FINANCE AND SALES-TYPE LEASES:
          -------------------------------------

     The net investment in direct finance and sales-type leases at December 31, 1995 and 1996, respectively, is comprised of the following:

                                                 1995              1996
                                           ----------------  ----------------
      Total minimum lease payments             $7,269,564       $22,668,923
        receivable

      Estimated residual value of                 252,475           541,947
        equipment                              ----------       -----------

                                                7,522,039        23,210,870

      Less:  Unearned income                    1,075,976         2,268,328
                                               ----------       -----------

      Net investment in direct finance and     $6,446,063       $20,942,542
        sales-type leases                      ==========       ===========


     4.   FUTURE MINIMUM LEASE PAYMENTS:
          ------------------------------

     Future minimum lease rentals to be received by the Company under non-cancelable direct finance, sales-type and operating leases expiring through the year 2002 are as follows:

          Year Ending        Direct Finance and          Operating
          -----------        ------------------          ---------
          December 31,       Sales-Type Leases            Leases
          ------------       -----------------            ------
              1997               $9,013,117            $8,433,412
              1998                8,505,942             7,820,517
              1999                3,634,276             1,526,448
              2000                1,225,104               149,860

              2001                  212,857                13,710
              2002                   77,627                    --

     5.   SUBLEASE TRANSACTIONS:
          ----------------------

     The Company enters into certain transactions in which it acts as both lessee and sublessor of equipment. Since both the lease and sublease are operating leases, no related assets or liabilities are recorded on the Company's balance sheet, other than transactions that are prepaid. The Company recognized approximately $693,800, $523,000 and $38,700 in rental income and approximately $665,500, $533,200 and $40,300 in rent expense from sublease transactions during the years ended December 31, 1994, 1995 and 1996, respectively.

     In certain cases both the Company and the sublessee have made discounted payments at the lease inception in full satisfaction of the lease obligations. Payments received by the Company are recorded as unearned operating lease revenue, and amortized into lease revenue on a straight-line basis over the life of the sublease. Payments made by the Company are recorded as prepaid lease expense, included within other assets on the accompanying balance sheets, and amortized into lease expense on a straight-line basis over the life of the lease.

     6.   OBLIGATIONS FOR FINANCED EQUIPMENT - NON-RECOURSE:
          --------------------------------------------------

     Under  various  arrangements with  banks  and  financial institutions,  the
     Company finances substantially all of its equipment leases with non-recourse notes. These notes provide for an assignment of future lease rentals to these institutions at fixed interest rates (which range between 6.2% and 10.8%). In exchange for these future rentals, the Company receives a discounted cash payment. In the event of a default by a lessee, the financial institution has a first lien on the underlying equipment, with no further recourse against the Company. The underlying equipment securing these non-recourse notes represents the Company's assets under direct finance, sales-type and operating leases, which total approximately $10.4 million in book value at December 31, 1995 and $24.9 million at December 31, 1996.

     Future maturities through the year 2002 on the non-recourse notes described above are as follows:

         Year Ending December 31,              Lease Payments
         ------------------------              --------------
                   1997                          $17,085,847
                   1998                           16,162,727
                   1999                            5,101,581
                   2000                            1,369,772
                   2001                              257,415
            2002 and thereafter                       77,677
                                                  40,055,019
                                                 -----------
              Less:  Interest                     16,593,844
                                                 $23,461,175
                                                 -----------

                                                 ===========

     Through February 18, 1997, the Company entered into additional non-recourse loan transactions providing for additional obligations for financed equipment of approximately $13,172,000 for leases entered into prior to December 31, 1996.

     7.   NOTES PAYABLE:
          --------------

     Notes payable were comprised of the following at December 31, 1995 and 1996:

                                    1995                 1996
                            -------------------- --------------------
      Bridge loans (a)        $1,034,756              $     -

      Note payable under
        secured line of
        credit (b)               495,000                    -

      Note payable to bank        81,941               18,384
                              ----------              -------

                              $1,611,697              $18,384
                              ==========              =======

     (a) In July 1995, the Company completed agreements with a group of lenders for an aggregate of $1,000,000 in bridge loans, with interest at 8% per annum. In accordance with the terms of the loans, upon consummation of the Company's initial public offering these loans, plus accrued interest to date, were paid in full.

          As additional compensation for making the bridge loans, the bridge lenders received the right to acquire 750,000 units of the Company's securities (the "Bridge Units") and an aggregate of 1,500,000 class B warrants to purchase 1,500,000 shares of common stock commencing on the Effective Date. Each unit consists of two shares of the Company's common stock and two redeemable class A warrants. The terms and conditions of the shares of common stock and the class A warrants included in the Bridge Units are identical to the terms and conditions of the common stock and class A warrants sold to the public in the Company's initial public offering. The terms and conditions of the class B warrants are identical to the class A warrants, except that each class B warrant will be exercisable at a price of $4.20 per share. The Company has recorded an expense of $5,250,000 during 1995 in connection with the issuance of these units based on the value of the Company's common stock at the time of the initial public offering.

     (b) In October 1995, the Company borrowed $495,000 under a secured line of credit (Note 8) to finance the purchase of a lease. The note was paid in full in March 1996.

     Subsequent Financing
     --------------------

     On January 17, 1997, the Company entered into a note payable in the amount of $1,007,000 with a financial institution to finance the residual value of certain equipment on lease, at an interest rate of prime plus 0.25%.
     Interest is payable quarterly commencing April 1, 1997. The entire principal amount is due 60 days after lease expiration (March 1, 1999). The equipment on lease and the related lease serve as collateral for this note payable.

     The Company also entered into a similar arrangement on January 17, 1997 with the same institution for $238,000 of residual value financing bearing interest at prime plus 0.50% payable semi-annually commencing July 1, 1997. The entire principal amount is due 60 days after lease expiration (November

     30,  1999).    The equipment  on  lease  and  the  related lease  serve  as collateral for this note payable.

     Also on January 17, 1997, the Company entered into two residual value sharing agreements whereby the above mentioned financial institution agreed to purchase a portion of the residual values of the equipment on lease for $2,296,000 in exchange for the right to share in remarketing proceeds received upon lease expiration. The proceeds received were used to reduce the Company's cost basis and residual value in the leased assets.

     8.   LINES OF CREDIT:
          ----------------

     These facilities have been arranged with three banks in the total amount of $1,250,000, for the purpose of financing the cost of equipment purchased for sale or lease, on a short-term basis, generally payable in 30 to 90 days. The lending banks are given a first security interest in both the equipment and the contract for sale or lease. The above secured lines also include a $100,000 unsecured working capital line. The interest rate charged for these borrowings is a floating 1% 1.5% over the banks' prime lending rate, 8.25% at December 31, 1995 and 1996, respectively. Two of the lines, totaling $1,250,000, expire on June 30, 1997. The third line of credit in the amount of $1,500,000 expired as of June 30, 1996. As of December 31, 1995, $495,000 was outstanding under a facility. As of December 31, 1996, no amounts were outstanding under these facilities. The Company's principal shareholders have personally guaranteed the entire amount of the lines with all banks.

     9.   INCOME TAXES:
          -------------

     The provision for income taxes is comprised of the following:

                                          Year Ended December 31,
                                      -------------------------------
                                          1994       1995       1996
                                          ----       ----       ----
      Current:
         Federal                        $     -    $     -    $      -
         State                           33,706     21,850      72,550
                                        -------    -------    --------
                                         33,706     21,850      72,550
                                        -------    -------    --------

      Deferred:
         Federal                              -          -    (82,583)
         State                                -          -    (12,145)
                                        -------    -------   --------
                                              -          -    (94,728)
                                        -------    -------   --------
      Valuation allowance                     -          -      90,000
                                        -------    -------    --------
      Termination of Subchapter "S"
      election                                -          -     430,390
                                        -------    -------    --------
         Total                          $33,706    $21,850    $498,212
                                        =======    =======    ========

     Significant components of deferred income tax assets and liabilities are as follows:

                                             December 31, 1996
                                      -------------------------------

      Deferred tax liabilities:
         Depreciation                             $(984,844)

      Deferred tax assets:
         Lease transactions treated
           differently for tax and
           financial reporting
           purposes                                 447,006
         Net operating loss
           carryforward                             190,844
         Valuation allowance                        (90,000)
         Other                                       11,332
                                                   --------
                                                    559,182
                                                   --------
      Net deferred income tax                      $425,662
        liability                                  ========

     The following reconciliation presents the principal reasons for the difference between income taxes calculated at the federal statutory income tax rate (34%) and the provision for income taxes:

                                                   Year Ended
                                               December 31, 1996
                                               -----------------

      Federal income tax benefit at U.S.
        statutory rate                              $(104,108)
      Subchapter "C" impact of SFAS 109               430,390
      Valuation allowance                              90,000
      Franchise taxes                                  36,583
      All other, net                                   45,347
                                                    ---------

      Provision for income taxes                    $ 498,212
                                                    =========

     For the years ended December 31, 1994 and 1995, income was taxable at the shareholder level since the Company had made a Subchapter "S" election.

     The Company has net operating loss carryforwards for income tax reporting purposes of approximately $490,000 expiring in 2011. The valuation allowance represents that portion of the deferred income tax benefit that the Company may not be able to realize.

     10.  SHAREHOLDERS' EQUITY:
          ---------------------

     In connection with the recapitalization of the Company in contemplation of its initial public offering, in August 1995, the Company's Board of Directors approved a stock split of approximately 33,018.86792-to-one, in the form of a stock dividend to the Company's common shareholders. Par value changed to .01 per share from $1.00 per share. The stock dividend resulted in the issuance of 3,499,894 additional shares of Common Stock, for a total of 3,500,000 shares outstanding subsequent to the split. This action required an amendment to the Company's articles of incorporation, which increased the number of authorized shares of Common Stock from 1,000 to 35,000,000 and authorized 5,000,000 shares of preferred stock. All shareholders' equity accounts and per share data have been retroactively adjusted to reflect such recapitalization.

     Pursuant to a 1993 agreement, in April 1995, the Company issued common shares representing 6% of the previous total outstanding shares to an officer.

     See Note 1 for a description of the Company's initial public offering of its securities.

     11.  STOCK OPTION PLANS:
          -------------------

     Employee Stock Option Plan
     --------------------------

     On August 28, 1995, the Board of Directors adopted and the Company's shareholders approved the Stock Option Plan for all senior executive officers, key employees and consultants of the Company pursuant to which 750,000 shares of common stock were reserved for issuance. No options have been granted to date. Options granted under the Stock Option Plan may be either incentive stock options ("ISO's"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options ("NSO's"). Under the Stock Option Plan, the Board of Directors may grant (i) ISO's at an exercise price per share which is not less than the fair market value of a share of Common Stock on the date on which such ISO's are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company), and (ii) NSO's at an exercise price per share which is determined by the Board of Directors (and which may be less than the fair market value of a share of Common Stock on the date on which such NSO's are granted). The Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Board of Directors, except that ISO's may not be exercised after the expiration of ten years from the date the ISO was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company). Any option granted under the Stock Option Plan will be nontransferable and may be exercised upon payment of the option price in cash, a cash equivalent, Common Stock or any other form of consideration which is acceptable to the Board of Directors.

     Director Option Plan
     --------------------

     On October 1, 1995, the Board of Directors of the Company adopted, and the Company's shareholders approved, the Director Option Plan (the "Director Plan") pursuant to which 50,000 shares of Common Stock of the Company were reserved for issuance upon the exercise of options granted to non-employee directors of the Company. Under the Director Plan, an eligible director of the Company will, after having served as a director for one year, automatically receive non-qualified stock options to purchase 2,000 shares of Common Stock per annum at an exercise price equal to the fair market value of such shares at the time of grant of such options. Each option is immediately exercisable for a period of ten years from the date of grant but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company. As of December 31, 1996, there were no options granted to directors.

     12.  EMPLOYEE SAVINGS PLAN
          ---------------------

     During 1996, the Company adopted an employee savings plan which covers all employees who have completed at least one year of service with the Company and permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Company contributions are discretionary. As of December 31, 1996, the Company did not make any contributions to the plan.

     13.  JOINT VENTURES:
          ---------------

     In June 1995, the Company and KRh Thermal Systems ("KRh") formed KRh Financial LLC ("KRhF") to lease to food service operators the Hot Choice Vending Machine, a fully-integrated freezer-to-oven vending machine designed to deliver fully-cooked, high quality fast food in about a minute. KRh is a California general partnership managed by Kaiser Thermal Systems, Inc., a wholly-owned subsidiary of Kaiser Aerospace and Electronics, and Thermaltech Development, LP. The Company owns 20% of KRhF. In addition, under a related service agreement, the Company provides leasing services to KRhF for which the Company is paid a prescribed fee. Under the terms of the joint venture, the Company made no initial capital investment, nor does it have any obligation to make future capital investments. KRhf is still in the early stages of its business and the results of KRhF are immaterial to the overall financial position of Paramount.

     14.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:
          --------------------------------------------------

     For the years ended December 31, 1994, 1995 and 1996, the following customers represented in excess of 10% of total revenues for the respective years:

       Customer      1994         1995        1996
       --------      ----         ----        ----

           A          27%         10%          -
           B           -          58%          -
           C           -          13%          -
           D           -           -          40%
           E           -           -          25%

     The Company's net investment in direct finance and sales-type leases is concentrated primarily with end users of the computer equipment. The Company has various arrangements with banks and financial institutions in which lease receivables are assigned to the institutions in exchange for a discounted cash payment. This financing is in the form of non-recourse notes,  in  which  the financial  institution  has  a  first  lien  on  the underlying equipment with no further recourse against the Company. Therefore, the Company has no credit exposure from these assigned leases.

     15.  COMMITMENTS:
          ------------

     Operating Leases
     ----------------

     The Company leases office facilities and office equipment under operating leases expiring through August 1999. Total rent expense amounted to approximately $90,000, $45,000 and $45,000 in 1996, 1995 and 1994,
     respectively. Total minimum lease payments due under non-cancelable operating leases as of December 31, 1996, are as follows:

                Year Ending
               December 31,                  Office Facilities
               ------------                  -----------------
                   1997                           $67,326
                   1998                            68,694
                   1999                            46,480

     Employment Agreements
     ---------------------

     The Company has entered into employment agreements with 3 executives expiring through the end of 1998 with aggregate minimum payments required as follows:

                   1997                           $863,500
                   1998                           $863,500