Form 10-Q
period 1997-03-31
PARAMOUNT FINANCIAL CORP
filed 1997-05-14
CIK 1000179

==========================================================================


                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     ------------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTER ENDED MARCH 31, 1997

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


                                    (516) 938-3400
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
     SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X      NO
                                                         -------      -------

                    NUMBER OF SHARES OUTSTANDING AT MAY 12, 1997:

             7,990,000 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.


     ==========================================================================

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    MARCH 31, 1997




     PART I - FINANCIAL INFORMATION                                Page No.
                                                                   --------

          Item 1 - Financial Statements

               Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996  . . . . . .      1

               Consolidated Statements of Operations
               Three Months Ended March 31, 1997 and 1996  . . .      2

               Consolidated Statement of Changes in Stockholders'
               Equity Three Months Ended March 31, 1997  . . . .      3

               Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1997 and 1996  . . .      4

               Notes to Unaudited Consolidated
               Financial Statements  . . . . . . . . . . . . . .      5

          Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        6-9


     PART II - Other Information . . . . . . . . . . . . . . . .      10


     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .      11

                            PART I:  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIAARY
                   -----------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                                  DECEMBER 31,     MARCH 31,
                       ASSETS                         1996            1997
                                                  ------------    -----------
                                                                  (UNAUDITED)

      Cash and cash equivalents . . . . . . .    $ 3,700,774     $ 5,089,380

      Investments available for sale. . . . .      3,163,841       1,897,183

      Accounts receivable . . . . . . . . . .      2,260,013       1,046,214

      Net investment in direct finance
        and sales-type leases . . . . . . . .     20,942,542      27,909,514

      Assets held under operating leases, net
        of accumulated depreciation . . . . .     21,103,033      16,954,404

      Other assets  . . . . . . . . . . . . .        391,317         376,735
                                                 -----------     -----------

      Total assets  . . . . . . . . . . . . .    $51,561,520     $53,273,430
                                                 ===========     ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

      Notes payable . . . . . . . . . . . . .    $    18,384     $ 1,977,396

      Accounts payable  . . . . . . . . . . .      1,062,226         999,319

      Accounts payable - leases . . . . . . .     18,234,518         679,787

      Accrued expenses  . . . . . . . . . . .        188,169         199,638

      Obligations for financed equipment -
        non-recourse  . . . . . . . . . . . .     23,461,175      40,748,482

      Deferred income taxes . . . . . . . . .        425,662         425,662
                                                 -----------     -----------

      Total liabilities . . . . . . . . . . .     43,390,134      45,030,284
                                                 -----------     -----------
      Shareholders' equity:

      Preferred stock, $.01 par value;
        5,000,000 shares authorized, none
        outstanding   . . . . . . . . . . . .             --              --

      Common stock, $.01 par value; 35,000,000
        shares authorized, 3,500,000 and
        7,990,000 shares issued
        and outstanding, respectively . . . .         79,900          79,900

      Additional paid-in capital  . . . . . .     13,644,228      13,644,228

      Accumulated deficit . . . . . . . . . .     (5,552,742)     (5,480,982)
                                                 -----------     -----------
      Total shareholder's equity  . . . . . .      8,171,386       8,243,146
                                                 -----------     -----------

      Total liabilities and                      $51,561,520     $53,273,430
        shareholders' equity  . . . . . . . .    ===========     ===========


                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------

                                      UNAUDITED
                                      ---------


                                              1996           1997
                                            --------       --------

      REVENUES:

      Sales . . . . . . . . . . . . .      $1,077,297     $  936,239

      Lease revenue . . . . . . . . .         647,602      2,609,347

      Fee, interest and
        other income  . . . . . . . .          70,528        500,875
                                           ----------     ----------

             Total revenues   . . . .      $1,795,427     $4,046,461
                                           ----------     ----------


      COSTS AND EXPENSES:

      Cost of sales . . . . . . . . .         964,302        775,144

      Lease expense . . . . . . . . .         559,446      2,449,082

      Selling, general and
        administrative expenses . . .         459,311        702,636
                                           ----------     ----------

             Total costs and expenses       1,983,059      3,926,862
                                           ----------     ----------
      (Loss) income before provision
        for income taxes  . . . . . .        (187,632)       119,599

      (BENEFIT) PROVISION FOR INCOME
        TAXES . . . . . . . . . . . .         (75,053)        47,839
                                           ----------     ----------

             Net (loss) income  . . .       ($112,579)       $71,760
                                          ===========     ==========

             Basic (loss) earnings per
               common share   . . . .          $(0.02)         $0.01
                                          ===========     ==========

      Weighted average common shares
        outstanding . . . . . . . . .       7,267,143      7,990,000
                                          ===========     ==========


                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              ---------------------------------------------------------

                      FOR THE THREE MONTHS ENDED MARCH 31, 1997
                      -----------------------------------------

                                      UNAUDITED
                                      ---------


                                               COMMON STOCK
                                          -----------------------

                                             SHARES       AMOUNT
                                             ------       ------
      BALANCE, DECEMBER 31, 1996  . . .   7,990,000       $79,900

      Net income  . . . . . . . . . . .         -             -
                                          ---------       -------

      BALANCE, MARCH 31, 1997 . . . . .   7,990,000       $79,900
                                          =========       =======





                                      ADDITIONAL      ACCUMULATED
                                   PAID-IN CAPITAL     (DEFICIT)       TOTAL
                                   ---------------    -----------      -----

      BALANCE, DECEMBER 31, 1996      $13,644,228    ($5,552,742)   $8,171,386

      Net income  . . . . . . . .            -            71,760        71,760
                                      -----------    -----------    ----------

      BALANCE, MARCH 31, 1997 . .     $13,644,228    ($5,480,982)   $8,243,146
                                      ===========    ===========    ==========



                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------
                                      UNAUDITED
                                      ---------

                                                    1996              1997
                                                    ----              ----
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss) income . . . . . . . . . .     ($112,579)          $71,760

     Adjustments to reconcile net (loss)
       income to net cash provided by (used
       in) operating activities:

       Depreciation  . . . . . . . . . . .       361,656         1,894,449

       Amortization of discounts on
         investments . . . . . . . . . . .       (37,808)          (48,436)

       Amortization of unearned operating
         lease revenue from sublease
         transactions  . . . . . . . . . .       (15,473)               --

       Amortizaton of prepaid operating
         lease expense from sublease
         transactions  . . . . . . . . . .        13,567                --

     Changes in operating assets and
       liabilities:

           Accounts receivable . . . . . .      (169,548)        1,213,799

           Other assets  . . . . . . . . .       418,412            14,582

           Accounts payable  . . . . . . .      (102,688)          (62,907)

           Accounts payable - leases . . .     3,192,500       (17,554,731)

           Accrued expenses  . . . . . . .      (242,901)           11,469
                                             -----------       -----------

     Net cash provided by (used in)
       operating activities  . . . . . . .     3,305,138       (14,460,015)
                                             -----------       -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of equipment for direct
         finance leases and sales-type
         leases  . . . . . . . . . . . . .    (8,840,394)      (10,110,254)

       Termination of direct finance leases           --           272,922

       Proceeds applied to direct finance
         leases and sales-type leases  . .       686,454         2,156,303

       Purchase of equipment for operating
         leases  . . . . . . . . . . . . .   (12,903,224)          (41,333)

       Termination of operating leases . .        65,626

       Residual value sharing arrangements            --         3,009,570

       Purchases of investments  . . . . .    (8,529,843)       (1,879,906)

       Proceeds from sale/maturity of
         investments . . . . . . . . . . .     3,000,000         3,195,000
                                             -----------      ------------

     Net cash used in investing activities   (26,521,381)       (3,397,698)
                                             -----------      ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from sale of common stock in
         an initial public offering, net of    8,590,827                --
         fees  . . . . . . . . . . . . . .

       Proceeds from notes payable . . . .            --         1,959,567

       Repayment of notes payable  . . . .    (1,532,186)             (555)

       Increase in non-recourse lease
       financing . . . . . . . . . . . . .    17,937,808        21,036,113

       Repayments and interest amortization
       applied to non-recourse lease
       financing . . . . . . . . . . . . .    (1,072,176)       (3,748,806)
                                             -----------      ------------

     Net cash provided by financing
       activities  . . . . . . . . . . . .    23,924,273        19,246,319
                                             -----------      ------------
     Net increase in cash and cash
       equivalents . . . . . . . . . . . .       708,030         1,388,606

     CASH AND CASH EQUIVALENTS, beginning
       of period . . . . . . . . . . . . .     1,153,476         3,700,774
                                             -----------      ------------

     CASH AND CASH EQUIVALENTS, end of
       period  . . . . . . . . . . . . . .    $1,861,506        $5,089,380
                                             ===========      ============

     SUPPLEMENTAL CASH FLOW INFORMATION:

       Cash paid for income taxes  . . . .    $    9,681        $   47,850
                                             ===========      ============

       Cash paid for interest  . . . . . .    $  183,841        $  553,374
                                             ===========      ============

                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------



     1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiary (the "Company") at March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1996 and 1997, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company s Form 10-K for the fiscal year ended December 31, 1996.

     2. The financial statements for the three months ended March 31, 1997 are consolidated to include the results of Paratech Resources, Inc. All intercompany balances and transactions have been eliminated.

     3. In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This new standard simplifies the standards for computing earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company has presented basic earnings per common share. Diluted earnings per share are not presented since all potential common shares are antidilutive.

     4. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

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

        The operating results of Paramount are subject to quarterly fluctuations resulting from a variety of factors, including product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. In addition, the Company s sales volume can fluctuate significantly from quarter to quarter based on the closing date and nature of each particular sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers and price competition from other lessors. Leasing transactions (other than sales type leases), in general, do not provide for significant earnings in the month of lease origination. Instead, revenue, expense and profit from lease transactions are recorded over the life of the asset and the lease. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e. operating, direct finance, or sales type), and the commencement date of the lease and the lease financing within a particular period. See "Lease Accounting." Given the possibility of such fluctuation, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

        During the quarter ended March 31, 1997, the Company continued to pursue its primary business strategy of developing a high quality portfolio of essential IT equipment on lease to relationship based end user customers, while at the same time evolving into a total technology solution provider. The Company believes that this strategy will create financial benefits over a continuum of time, since, unlike other equipment, IT equipment is frequently upgraded and/or enhanced during the term of its lease. As a lessor and solution provider, the Company believes that it is positioned to meet the ever changing needs of its customers.

        The results of operations for the three months ended March 31, 1997 are presented on a consolidated basis including the results of Paratech Resources Inc. ("Paratech"), the Company's system integration subsidiary, which commenced operations during the third quarter of 1996. The Company believes that the addition of Paratech is a major step towards establishing Paramount as a total high technology solution provider. The Company is now able to offer its customers technology, a plan for keeping that technology current and an effective means for financing that technology. The first quarter of 1997 continued to be a period of investment and groundwork for Paratech, as the business was staffing up and establishing its presence in the market.

        Paramount has always operated in a highly competitive and rapidly changing marketplace. The Company believes that its ability to adapt to changes and to evolve into a valued business partner for its customers, offering a complete package of products in the high technology area, is a key component to the Company s long term growth strategy.

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

        Operating Leases: All lease contracts which do not meet the criteria of direct finance leases are accounted for as operating leases. Monthly lease payments are recorded as operating lease revenue. Leased equipment is recorded at the Company s cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the expiration of the lease term.

        The Company's portfolio of equipment on lease is further divided into equipment owned by Paramount and equipment managed by Paramount. As of March 31, 1997, the portfolio of equipment on lease owned by Paramount had a combined net book value on the balance sheet of $44.9 million and had an original cost basis of $60.5 million. Equipment managed by Paramount is equipment on lease to customers of Paramount which was subsequently sold to investors, but with respect to which Paramount remains the lessor and remarketing agent. The portfolio of equipment managed by Paramount had an original cost of $20.2 million. Thus, as of March 31, 1997, the portfolio of equipment on lease owned and managed by Paramount had an original acquisition cost of $80.7 million.


     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

        The Company recorded pre-tax income of $119,600 for the three months ended March 31, 1997 as compared to a pre-tax loss of $187,600 for the
     comparable period ended March 31, 1996.   Net income for the first quarter
     of 1997 was $71,800, after a provision for income taxes of $47,800, as compared with a net loss of $112,600, after the benefit for income taxes of $75,100.

        Lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 302.9% to $2.6 million for the three months ended March 31, 1997 from $647,600 for the comparable period ended March 31, 1996. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 337.8% to $2.4 million for the three months ended March 31, 1997 from $559,400 for the three months ended March 31, 1996. These increases are a direct result of the Company s continuing efforts to expand its leasing portfolio. See "General" and "Lease Accounting."

        For the three months ended March 31, 1997, the Company recorded sales revenue of $936,200, a decrease of 13.1% from the $1.1 million recorded during the three months ended March 31, 1996. Of the total sales revenue recorded during the first quarter of 1997, $567,700 was contributed by
     Paratech.   See  General.

        During the three months ended March 31, 1997, the Company generated $500,900 in fee, interest and other income, compared to $70,500 for the comparable period last year. The majority of this increase ($416,000) is attributable to the Company's involvement in certain transactions in which it acts as an arranger of financing for leases originated by third parties, or otherwise assists these companies with their lease related transactions. These transactions come about as a result of the Company s relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General." The remaining increase represents interest income which is derived from the investment of the Company's cash balances in interest bearing cash accounts, cash equivalents and marketable securities during the period ended March 31, 1997.

        Selling, general and administrative expenses ("SG&A") totaled $702,600 for the three months ended March 31, 1997, representing an increase of 53.0% over the $459,300 recorded during the three months ended March 31, 1996. The increase in SG&A is a result of the expansion of the operations of Paratech, and the increased sales and support staff at the Company. See "General."

        The tax provision of $47,800 for the three months ended March 31, 1997 reflects an effective rate of 40% for federal and state taxes. During the three months ended March 31, 1996, the Company recorded a tax benefit of $75,000, reflecting the same 40% effective tax rate.

        During the three months ended March 31, 1997, the Company entered into new lease transactions totaling $10.1 million of equipment cost as compared with $21.7 million for the three months ended March 31, 1996. Of the total cost of equipment leased during the quarter ended March 31, 1997, $10.1 million was recorded as direct finance leases, and $41,000 was recorded as operating leases, compared to $8.8 million and $12.9 million respectively, for the quarter ended March 31, 1996. See "General" and "Lease Accounting." During the quarter ended March 31, 1997, the Company entered into $21.0 million of non-recourse lease financing arrangements, as compared with $17.9 million for the three months ended March 31, 1996. See "Liquidity and Capital Resources." Non-recourse debt entered during the three months ended March 31, 1997 increased at a faster rate than new lease origination as a result of the timing of the closing of certain large lease transactions. Of the total amount of non-recourse debt, $13.3 million related to leases that commenced in December 1996, but for which the Company was not required to pay for the equipment until January 1997. This amount was recorded as accounts payable-leases on the Company s December 31, 1996 balance sheet.

     LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1997, the Company had $7.0 million in cash, cash equivalents and marketable securities. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks, or in United States Government or other AA rated obligations. Since inception, the Company has been able to cover its SG&A expenses from internally generated cash flow and has never had to borrow funds to cover such operating expenses. Although the Company s business is subject to monthly and quarterly fluctuations that may require the Company to use its cash balances to cover such expenses for short periods of time, the Company does not anticipate having to use significant amounts of its cash balances to cover such expenses.

        The Company finances substantially all of its leases by discounting the payment streams on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. The Company believes that it currently has sufficient resources to make the residual value investments required to grow its lease portfolio. In addition, the Company has numerous options available to it for the financing of residual value investments, including sales of equipment on lease to equipment investors, residual value sharing arrangements, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease.

        During the three months ended March 31, 1997, the Company entered into several residual value sharing and financing arrangements with an equipment investor totaling $5.0 million. This investor (i) purchased a portion of the Company's residual value of equipment on lease in exchange for the right to share in remarketing proceeds generated from the equipment upon lease, and (ii) provided recourse financing for the remaining portion of the Company's residual value investment. The equipment on lease and the related leases serve as collateral for these financings. The Company expects to repay these loans through the proceeds generated from remarketing the subject equipment. These transactions allow the Company to continue to grow and expand its lease portfolio without affecting its current cash balances.

        At March 31, 1997, the Company had two lines of credit available. These credit lines allow the Company to borrow up to $1.25 million in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. During the three months ended March 31, 1997, the Company had not borrowed any amounts from these lines, and accordingly had nothing outstanding as of March 31, 1997.

     FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

        Statements contained in this Form 10-Q which are not historical facts are forward-looking statements. The Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the specific factors impacting the Company's business discussed under the caption "General," as well as increased competition; the availability of computer equipment; the ability of the Company to expand its operations and attract and retain qualified sales representatives experienced in the purchase, sale and lease of new and used computer equipment; technological obsolescence of the Company s portfolio of computer equipment; and general economic conditions.

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


                              PARAMOUNT FINANCIAL CORPORATION


     Date:  May 13, 1997      By:    /s/ Paul Vecker
                                 ------------------------------------
                                 Paul Vecker, Senior Vice President and
                                 Chief Fiancial Officer

                              EXHIBIT INDEX



         Exhibit           Description
         -------           -----------

           27              Financial Data Schedule