Form 10-Q
period 1997-06-30
PARAMOUNT FINANCIAL CORP
filed 1997-08-13
CIK 1000179

=================================================================


                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       -------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTER ENDED JUNE 30, 1997

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


                   NUMBER OF SHARES OUTSTANDING AT AUGUST 11, 1997:

             7,950,000 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

          =================================================================

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    JUNE 30, 1997





          PART I - FINANCIAL INFORMATION                         Page No.
                                                                   --------

            Item 1 - Financial Statements

                   Consolidated Balance Sheets
                   June 30, 1997 and December 31, 1996  . . . .       1

                   Consolidated Statements of Operations
                   Three Months Ended and Six Months Ended
                   June 30, 1997 and 1996   . . . . . . . . . .       2

                   Consolidated Statement of Changes in Stockholders'
                   Equity Six Months Ended June 30, 1997  . . .       3

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1997 and 1996  . .       4

                   Notes to Unaudited Consolidated Financial
                   Statements . . . . . . . . . . . . . . . . .       5

            Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations . . . . . . . . . . . . . . . .      6-9


          PART II - Other Information . . . . . . . . . . . . .       10


          SIGNATURES  . . . . . . . . . . . . . . . . . . . . .       11

                            PART I:  FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIAARY
                   -----------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                              DECEMBER 31,     JUNE 30,
                        ASSETS                    1996           1997
                        ------                ------------    -----------
                                                              (UNAUDITED)

           Cash and cash equivalents . . .   $ 3,700,774     $  889,117

           Investments available for sale      3,163,841      4,477,320

           Accounts receivable . . . . . .     2,260,013      4,328,646

           Net investment in direct finance
             and sales-type leases . . . .    20,942,542     34,741,229

           Assets held under operating
             leases, net of accumulated
             depreciation  . . . . . . . .    21,103,033     15,058,155

           Other assets  . . . . . . . . .       391,317        463,409
                                             -----------    -----------

           Total assets  . . . . . . . . .   $51,561,520    $59,957,876
                                              ==========    ===========


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

           Notes payable . . . . . . . . .   $    18,384    $ 3,595,971

           Accounts payable  . . . . . . .     1,062,226        469,655

           Accounts payable - leases . . .    18,234,518        785,753

           Accrued expenses  . . . . . . .       188,169        211,015

           Obligations for financed
           equipment - non-recourse  . . .    23,461,175     46,151,050

           Deferred income taxes . . . . .       425,662        425,662
                                             -----------    -----------

           Total liabilities . . . . . . .    43,390,134     51,639,106
                                             -----------    -----------

           Shareholders' equity:

           Preferred stock, $.01 par value;
             5,000,000 shares authorized,
             none outstanding  . . . . . .            --             --

           Common stock, $.01 par value;
             35,000,000 shares authorized,
             and 7,990,000 shares issued
             and outstanding . . . . . . .        79,900         79,900

           Additional paid-in capital  . .    13,644,228     13,644,228

           Accumulated deficit . . . . . .    (5,552,742)    (5,406,784)

           Treasury stock, 30,000 shares at
             cost  . . . . . . . . . . . .            --        (18,574)
                                             -----------    -----------

           Total shareholders' equity  . .     8,171,386      8,318,770
                                             -----------    -----------
           Total liabilities and
             shareholders' equity  . . . .   $51,561,520    $59,957,876
                                              ==========    ===========

                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------
                                      UNAUDITED
                                      ----------



                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                        JUNE 30,                  JUNE 30,
                                   ------------------         ----------------

                                   1996         1997        1996         1997
                                   ----         ----        ----         ----
     REVENUES:

     Sales . . . . . . . . . $21,006,596   $5,814,632   $22,083,893 $6,750,871

     Lease revenue . . . . .     798,769    2,814,018     1,446,371  5,423,365

     Fee, interest and            92,743      280,089       163,271    780,964
     other income  . . . . . -----------   ----------   ----------- ----------

         Total revenues  . .  21,898,108    8,908,739    23,693,535 12,955,200
                              -----------   ----------   ----------- ----------


     COSTS AND EXPENSES:

     Cost of sales . . . . .  20,117,787    5,258,167    21,082,089  6,033,311

     Lease expense . . . . .     792,766    2,741,598     1,352,212  5,190,680

     Selling, general and
     administrative expenses     685,600      784,906     1,144,911  1,487,542
                             -----------   ----------    ---------- ----------

         Total costs and      21,596,153    8,784,671    23,579,212 12,711,533
         expenses  . . . . . -----------   ----------    ---------- ----------

     Income before provision
     for income taxes  . . .     301,955      124,068       114,323    243,667

     PROVISION FOR INCOME        120,783       49,870        45,730     97,709
     TAXES . . . . . . . . . -----------   ----------    ---------- ----------

           Net income  . . .    $181,172      $74,198       $68,593   $145,958
                             ===========   ==========    ========== ==========

           Earnings per            $0.02        $0.01         $0.01      $0.02
           common share  . . ===========   ==========    ========== ==========

     Weighted average common
     shares outstanding  . .    7,990,00    7,982,308     7,628,571  7,986,133
                             ===========   ==========    ========== ==========


                  See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ----------------------------------------------------------
                        FOR THE SIX MONTHS ENDED JUNE 30, 1997
                        --------------------------------------
                                      UNAUDITED
                                      ---------


                                             COMMON STOCK          ADDITIONAL
                                             ------------           PAID-IN-
                                          SHARES       AMOUNT       CAPITAL
                                          ------       ------      ---------


       BALANCE, DECEMBER 31, 1996  .      7,990,000    $79,900    $13,644,228

       Net income  . . . . . . . . .         --            --          --

       Issuance    of    warrants   as
       compensation  . . . . . . . .         --            --          20,000

       Purchase of treasury stock  .         --            --           --
                                          ---------    -------    -----------

       BALANCE, JUNE 30, 1997  . . .      7,990,000    $79,900    $13,664,228
                                          =========    =======    ===========


                                           ACCUMULATED  TREASURY
                                            (DEFICIT)     STOCK       TOTAL
                                            ----------  --------      -----



      BALANCE, DECEMBER 31, 1996  . . . .  ($5,552,742)  $  --      $8,171,386

      Net income  . . . . . . . . . . . .      145,958      --         145,958

      Issuance of warrants as
      compensation  . . . . . . . . . . .         --        --          20,000

      Purchase of treasury stock  . . . .         --     (18,574)      (18,574)
                                            ----------   -------    ----------
      BALANCE, JUNE 30, 1997  . . . . . .  ($5,406,784) ($18,574)   $8,318,770
                                            ==========   =======    ==========





                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                          FOR THE SIX MONTHS ENDED JUNE 30,
                          ---------------------------------
                                      UNAUDITED
                                      ----------

                                                       1996          1997
                                                       ----          ----
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                       $68,593        $145,958

     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation                                    805,020       3,790,698

      Amortization of discounts on investments        (85,270)        (97,183)

      Compensation charge for warrants issued            --            20,000

      Amortization of unearned operating lease
       revenue from sublease transactions             (19,928)          --

      Amortization of prepaid operating lease
       expense from sublease transactions              25,067           --

      Changes in operating assets and liabilities:

               Accounts receivable                   (713,197)     (2,068,633)

               Other assets                           411,436         (72,092)

               Accounts payable                       366,850        (592,571)

               Accrued expenses                       (40,246)         22,846
                                                  -----------     -----------
     Net cash provided by operating activities        818,325       1,149,023
                                                  -----------     -----------


     CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of equipment for direct finance
           leases and sales-type leases           (17,421,075)    (25,381,098)

         Termination of direct finance leases         967,998       4,236,465

         Proceeds applied to direct finance
           leases and sales-type leases             2,074,645       5,012,761

         Purchase of equipment for operating
           leases                                 (14,547,245)        (41,333)

       Termination of operating leases             12,700,409           --

         Residual value sharing arrangements          --            4,628,698

         Purchases of investments                 (11,184,632)    (10,156,296)
         Proceeds from sale/maturity of
           investments                              8,833,924       8,940,000
                                                  -----------     -----------
                                                  (18,575,976)    (12,760,803)
     Net cash used in investing activities        -----------     -----------


     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from sale of common stock in
           an initial public offering,
           net of fees                             8,398,093          --

        Repurchase of common stock                    --           (18,574)

        Proceeds from notes payable                    --          3,578,697

        Repayment of notes payable               (1,592,829)         (1,110)

        Decrease in amounts due on purchases
          of equipment for leases                     426,850     (17,448,765)

                                                       1996          1997
                                                       ----          ----

        Increase in non-recourse lease financing   27,446,278      32,192,094

        Termination of non-recourse lease
          financing                              (10,839,734)       (885,700)

        Repayments and interest
          amortization applied to
          non-recourse lease financing            (2,869,307)     (8,616,519)
                                                  -----------     -----------

     Net cash provided by financing                20,969,351       8,800,123
       activities                                 -----------     -----------

     Net increase (decrease) in
       cash and cash equivalents                    3,211,700      (2,811,657)

     CASH AND CASH EQUIVALENTS,                     1,153,476       3,700,774
       beginning of period                        -----------     -----------


     CASH AND CASH EQUIVALENTS,                   $ 4,365,176     $   889,117
       end of period                              ===========     ===========

     SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for income taxes                $    21,746     $    28,210
                                                  ===========     ===========

        Cash paid for interest                    $   523,203     $ 1,328,337
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

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------

          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiary (the Company") at June 30, 1997 and its results of operations and cash flows for the three and six months ended June 30, 1996 and 1997, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

          2. The financial statements for the three and six months ended June 30, 1997 are consolidated to include the results of Paratech Resources Inc. All intercompany balances and transactions have been eliminated.

          3. Included in cash and cash equivalents is $600,000 of restricted cash pledged as collateral under a letter of credit arrangement.

          4. In the second quarter of 1997, the Company granted a total of 165,000 stock options to employees. The Company shall continue to apply the Accounting Principles Board Opinion No. 25 and will provide the year end disclosures as required under Statement of Financial Accounting Standards No. 123,
                Accounting for Stock-Based Compensation."  In addition, the
               Company also entered into an agreement and issued 400,000 warrants to a firm for investment banking services.

          5. In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ( SFAS") No. 128 Earnings Per Share." This statement establishes standards for computing and presenting earnings per share
               ( EPS") replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. Under this new standard, Basic EPS is computed based on weighted average common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock, or from other contracts to issue common stock, and is similar to the currently required Fully Diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all periods presented. The Company does not expect the impact of adoption of this statement to be material to previously reported EPS amount.

          6. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             The following discussion and analysis should be read in conjunction with and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

          GENERAL

             Paramount Financial Corporation ("Paramount" or the "Company") is a comprehensive asset management and information technology ("IT") solution provider offering customers a wide range of integrated services, including lease finance, IT consulting, network design and implementation.

             The operating results of Paramount are subject to quarterly fluctuations resulting from a variety of factors, including new product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. In addition, the Company's sales volume fluctuates significantly from quarter to quarter based on the closing date and nature of each particular sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers and price competition from other lessors. Leasing transactions (other than sales type leases), in general, do not provide for significant earnings in the month of lease origination. Instead, revenue, expense and profit from lease transactions are recorded over the life of the asset and the lease. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e. operating, direct finance, or sales type) and the commencement date of the lease and the lease financing within a particular period. See "Lease Accounting." Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that the results for one quarter should not be relied upon as an indication of future performance.

             During the quarter ended June 30, 1997, the Company continued to pursue its primary business strategy of developing a high quality portfolio of essential IT equipment on lease to relationship based end user customers, while at the same time evolving into a total technology solution provider. The Company believes that this strategy will create financial benefits over a continuum of time, since, unlike other equipment, IT equipment is frequently upgraded and/or enhanced during the term of its lease. As a lessor and solution provider, the Company believes that it is well positioned to meet the ever changing needs of its customers.

             The results of operations for the three and six months ended June 30, 1997 are presented on a consolidated basis including the results of Paratech Resources Inc. ("Paratech"), the Company's system integration subsidiary, which commenced operations during the third quarter of 1996. The Company believes that the addition of Paratech is a major step towards establishing Paramount as a total high technology solution provider. Paratech generates revenue from sales of desktop computer and related systems and through sales of technical support services. The second quarter of 1997 was a period of significant expansion for Paratech, as the Company greatly increased the size of its technical, sales and support staff.

             Paramount operates in a highly competitive and rapidly changing marketplace. The Company believes that its ability to adapt to changes and to evolve into a valued business partner for its customers, offering a complete package of products in the high technology area, is a key component to the Company's long term growth strategy.

          LEASE ACCOUNTING

             In accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases," the Company classifies its leases as either operating leases or direct finance leases. The allocation of income among accounting periods within a lease term will vary depending upon the lease classification, as described below.

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

             At lease inception, the cost of equipment under a direct finance lease is recorded as "Net investment in direct finance leases." The difference between the gross lease payments receivable, plus the estimated residual value of the equipment, and the equipment cost is recognized as income over the life of the lease using the interest method.

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

             The Company's portfolio of equipment on lease is further divided into equipment owned by Paramount and equipment managed by Paramount. As of June 30, 1997, the portfolio of equipment on lease owned by Paramount had a combined net book value on the balance sheet of $49.8 million and had an original cost basis of $67.2 million. Equipment managed by Paramount is equipment on lease to customers of Paramount which was subsequently sold to investors, but with respect to which Paramount remains the lessor and remarketing agent. The portfolio of equipment managed by Paramount had an original cost of $25.6 million. Thus, as of June 30, 1997, the portfolio of equipment on lease owned and managed by Paramount had an original acquisition cost of $92.8 million.


          RESULTS OF OPERATIONS

          THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

             The Company recorded pre-tax income of $124,000 for the three months ended June 30, 1997, as compared to pre-tax income of
          $302,000 for the comparable period ended June 30, 1996.   Net
          income for the second quarter of 1997 was $74,200, as compared with net income of $181,200 for 1996.

             Lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 252.3% to $2.8 million for the three months ended June 30, 1997 from $798,800 for the comparable period ended June 30, 1996. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 245.8% to $2.7 million for the three months ended June 30, 1997 from $792,800 for the three months ended June 30, 1996. These increases are a direct result of the Company's continuing efforts to expand its leasing portfolio. See "General" and "Lease Accounting."

             For the three months ended June 30, 1997, the Company recorded sales revenue of $5.8 million, a decrease of 72.3% over the $21.0 million recorded during the three months ended June 30, 1996. Of the $21.0 million in sales recorded during the three months ended June 30, 1996, $12.5 million was the result of a single transaction involving the sale of equipment under an operating lease to an investor. See "General." During the first half of 1997, the Company has chosen, wherever practicable, to retain title to its equipment under operating leases rather than enter into these types of sales. Of the total sales revenue recorded during the second quarter of 1997, approximately $1.0 million was contributed by Paratech. This represents an increase of 100%
          over the first quarter of 1997.   See "General."

             During the three months ended June 30, 1997, the Company generated $280,100 in fee, interest and other income, compared to $92,700 for the comparable period last year. The Company generates fee income from either the sale of equipment under a direct finance lease to an investor or from commissions earned on third party lease financing transactions. These transactions generally come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General." Interest income is derived from the investment of the Company's cash balances in interest bearing cash accounts, cash equivalents and marketable securities during the period ended June 30, 1997.

             Selling, general and administrative expenses ("SG&A") totaled $784,900 for the three months ended June 30, 1997, representing an increase of 14.5% over the $685,600 recorded during the three months ended June 30, 1996. The increase in SG&A is a result of the expansion of the operations of Paratech and the increased sales and support staff at the Company. See "General."

             The tax provisions of $49,870 for the three months ended June 30, 1997 and $120,800 for the three months ended June 30, 1996, reflect an effective rate of 40% for federal and state taxes

             During the three months ended June 30, 1997, the Company entered into new lease transactions totaling $15.3 million of equipment cost, all of which were recorded as direct finance leases. This compares with $10.2 million for the three months ended June 30, 1996, of which $8.5 million were recorded as direct finance leases and $1.6 million were recorded as operating leases. See "General" and "Lease Accounting." During the quarter ended June 30, 1997, the Company entered into $11.2 million of non-recourse lease financing arrangements, as compared with $7.5 million for the three months ended June 30, 1996. See "Liquidity and Capital Resources."

          SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

             The Company recorded pre-tax income of $243,700 for the six months ended June 30, 1997, as compared to pre-tax income of
          $114,300 for the comparable period ended June 30, 1996.   Net
          income for the first half of 1997 was $146,000, as compared with net income of $68,600 for 1996.

             Lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 275.0% to $5.4 million for the six months ended June 30, 1997 from $1.4 million for the comparable period ended June 30, 1996. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 283.9% to $5.2 million for the six months ended June 30, 1997 from $1.4 for the six months ended June 30, 1996. These increases are a direct result of the Company's continuing efforts to expand its leasing portfolio. See "General" and "Lease Accounting."

             For the six months ended June 30, 1997, the Company recorded sales revenue of $6.7 million, a decrease of 69.4% over the $22 million recorded during the six months ended June 30, 1996. Of the $22 million in sales recorded during the six months ended June 30, 1996, $12.5 million was the result of a single transaction involving the sale of equipment under an operating lease to an investor. See "General." During the first half of 1997, the Company has chosen, wherever practicable, to retain title to its equipment under operating leases rather than enter into these types of sales. Of the total sales revenue recorded during the second quarter of 1997, approximately $1.5 million was contributed by Paratech. This represents an increase of 200% over the twelve months ended
          December 31, 1996.   See "General."

             During the six months ended June 30, 1997, the Company generated $781,000 in fee, interest and other income, compared to $163,300 for the comparable period last year. The Company generates fee income from either the sale of equipment under a direct finance lease to an investor or from commissions earned on third party lease financing transactions. These transactions generally come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General." Interest income is derived from the investment of the Company's cash balances in interest bearing cash accounts, cash equivalents and marketable securities during the period ended June 30, 1997.

             Selling, general and administrative expenses ("SG&A") totaled $1.5 million for the six months ended June 30, 1997, representing an increase of 29.9% over the $1.4 million recorded during the six months ended June 30, 1996. The increase in SG&A is a result of the expansion of the operations of Paratech, and the increased sales and support staff at the Company. See "General."

             The tax provisions of $97,700 for the six months ended June 30, 1997, and $45,700 for the six months ended June 30, 1996, reflect an effective rate of 40% for federal and state taxes

             During the six months ended June 30, 1997, the Company entered into new lease transactions totaling $25.4 million of equipment cost as compared with $32.0 million for the six months ended June 30, 1996. See "General" and "Lease Accounting." During the six months ended June 30, 1997, the Company entered into $32.2 million of non-recourse lease financing arrangements, as compared with $27.4 million for the six months ended June 30, 1996. Non-recourse debt entered during the six months ended June 30, 1997 increased at a faster rate than new lease origination as a result of the timing of the closing of certain large lease transactions. Of the total amount of non-recourse debt $13.3 million related to leases that commenced in December 1996, but for which the Company was not required to pay for the equipment until January 1997. This amount was recorded as accounts payable-leases on the Company's December 31, 1996 balance sheet.


          LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 1997, the Company had $5.4 million in cash, cash equivalents and marketable securities, including $600,000 of restricted cash pledged as additional collateral under a Letter of Credit arrangement. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks, or in United States Government or other AA rated obligations. Since inception, the Company has been able to cover its SG&A expenses from internally generated cash flow and has never had to borrow funds to cover such operating expenses. Although the Company's business is subject to monthly and quarterly fluctuations that may require the Company to use its cash balances to cover such expenses for short periods of time, including for the purchase of equipment on lease, the Company does not anticipate having to use significant amounts of its cash balances to cover such expenses.

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

             During the six months ended June 30, 1997, the Company entered into several residual value sharing and financing arrangements with an equipment investor totaling $8.0 million. This investor
          (i) purchased a portion of the Company's residual value of equipment on lease in exchange for the right to share in remarketing proceeds generated from the equipment upon lease, and
          (ii) provided recourse financing for the remaining portion of the Company's residual value investment. The equipment on lease and the related leases serve as collateral for these financings. The Company expects to repay these loans through the proceeds generated from remarketing the subject equipment. These transactions allow the Company to continue to grow and expand its lease portfolio without significantly affecting its current cash balances.

             At June 30, 1997, the Company had two lines of credit available. These credit lines allow the Company to borrow up to $1.25 million in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. During the six months ended June 30, 1997, the Company had not borrowed any amounts from these lines, and accordingly had nothing outstanding as of June 30, 1997. As a result of its cash balances, the Company has been able to internally bridge finance its equipment purchases.

             During the six months ended June 30, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of common stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. As of June 30, 1997, the Company had repurchased 30,000 shares for a cash purchase price of $18,600.

          FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

             Statements contained in this Form 10-Q which are not historical facts are forward-looking statements. The forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the specific factors impacting the Company's business discussed under the caption "General", as well as increased competition; the availability of computer equipment; the ability of the Company to expand its operations and attract and retain qualified sales representatives experienced in the purchase, sale and lease of new and used computer equipment; technological obsolescence of the Company's portfolio of computer equipment; and general economic conditions.

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


                                   PARAMOUNT FINANCIAL CORPORATION



          Date:  August 13, 1997   By:    /s/ Paul Vecker
                                      ----------------------------------
                                      Paul Vecker, Senior Vice President
                                      and Chief Fiancial Officer

                                    EXHIBIT INDEX

          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule