Form 10-Q/A
period 1996-06-30
PARAMOUNT FINANCIAL CORP
filed 1997-08-27
CIK 1000179

----------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       --------

                                     FORM 10-Q/A
                                   (Amendment No.1)

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


                                    (516) 938-3400
                 (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. Yes  X         No
                                                ------        -----

                   Number of shares outstanding at August 22, 1997:

             7,945,000 shares of Common Stock, par value $0.01 per share.

          ----------------------------------------------------------------

                           PARAMOUNT FINANCIAL CORPORATION

                 AMENDMENT NO.1 ON FORM 10-Q/A FOR THE QUARTER ENDED

                                    June 30, 1997


               Two typographical errors contained in Paramount Financial Corporation's Form 10-Q for the quarter ended June 30, 1997 (the "Original Form 10-Q") are hereby corrected, as follows:
           ------------------

                    A.  The word  "SUBSIDIARY" is added to the title of the
          Consolidated   Balance  Sheets   in   lieu   of  the   misspelled
          "SUBSIDIAARY" from the Original Form 10-Q; and

                    B. The numeric figure "13,664,228" is added to the line item entitled "Additional paid-in capital" in the June 30, 1997 column on the Consolidated Balance Sheets in lieu of the typographical error "13,644,228" from the Original Form 10-Q.

               Except as provided above, there are no additional changes to the Original Form 10-Q. The complete Consolidated Balance Sheets, as hereby corrected, are set forth on the next page hereof.

                            PART I:  FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                              DECEMBER 31,     JUNE 30,
                        ASSETS                     1996           1997
                        ------                ------------     ---------
                                                              (UNAUDITED)

           Cash and cash equivalents.......  $ 3,700,774      $ 889,117

           Investments available for sale..    3,163,841      4,477,320

           Accounts receivable............     2,260,013      4,328,646

           Net investment in direct finance
           and sales-type leases...........   20,942,542     34,741,229

           Assets held under operating
           leases, net of accumulated
           depreciation...................    21,103,033     15,058,155

           Other assets...................       391,317        463,409
                                             -----------    -----------
           Total assets...................   $51,561,520    $59,957,876
                                             ===========    ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

           Notes payable..................   $    18,384    $ 3,595,971

           Accounts payable...............     1,062,226        469,655

           Accounts payable - leases......    18,234,518        785,753

           Accrued expenses...............       188,169        211,015

           Obligations for financed
           equipment - non-recourse.......    23,461,175     46,151,050

           Deferred income taxes..........       425,662        425,662
                                             -----------    -----------
           Total liabilities..............    43,390,134     51,639,106
                                             -----------    -----------

           Shareholders' equity:

           Preferred stock, $.01 par value;
            5,000,000 shares authorized,
            none outstanding...............           --             --

           Common stock, $.01 par value;
            35,000,000 shares authorized,
            and 7,990,000 shares issued
            and outstanding...............        79,900         79,900

           Additional paid-in capital.....    13,644,228     13,664,228

           Accumulated deficit............    (5,552,742)    (5,406,784)

           Treasury stock, 30,000 shares
            at cost.......................            --        (18,574)
                                             -----------    -----------

           Total shareholders' equity.....     8,171,386      8,318,770
                                             -----------    -----------

           Total liabilities and
            shareholders' equity..........   $51,561,520    $59,957,876
                                             ===========    ===========

                   See accompanying notes to financial statements.

                                        SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARAMOUNT FINANCIAL CORPORATION


          Date: August 25, 1997         By:    /s/ Paul Vecker
                                           ----------------------------
                                             Paul Vecker, Senior Vice
                                               President and Chief
                                               Financial Officer