Form 10-Q
period 1997-09-30
PARAMOUNT FINANCIAL CORP
filed 1997-11-14
CIK 1000179

-----------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                       --------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                            COMMISSION FILE NUMBER 0-27190


                           PARAMOUNT FINANCIAL CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                          11-3072768
     (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION
      INCORPORATION OR ORGANIZATION)                 NO.)



                  ONE JERICHO PLAZA, JERICHO, NEW YORK           11753
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)


                                    (516) 938-3400
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
          REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X      NO
                                                 ---------    --------


                 NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 11, 1997:

             7,940,000 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

          -----------------------------------------------------------------

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                  SEPTEMBER 30, 1997





          PART I - FINANCIAL INFORMATION                           Page No.
                                                                   --------

            Item 1 - Financial Statements

                   Consolidated Balance Sheets
                   September 30, 1997 and December 31, 1996   . . . . . . 1

                   Consolidated Statements of Operations
                   Three Months Ended and Nine Months Ended
                   September 30, 1997 and 1996  . . . . . . . . . . . . . 2

                   Consolidated Statement of Changes in Stockholders'
                   Equity Nine Months Ended September 30, 1997  . . . . . 3

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1997 and 1996  . . . . 4

                   Notes to Unaudited Consolidated Financial Statements   6

            Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . 7-11


          PART II - Other Information . . . . . . . . . . . . . . . . .  12


          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  13

                            PART I:  FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                         DECEMBER 31,      SEPTEMBER 30,
                    ASSETS                   1996              1997
                    ------              -------------       ------------
                                                            (UNAUDITED)

           Cash and cash                  $ 3,700,774      $    850,589
            equivalents  . . . . .

           Investments available            3,163,841         4,065,732
            for sale . . . . . . .

           Accounts receivable . .          2,260,013           792,159

           Net investment in direct
            finance and sales-type         20,942,542        43,785,739
            leases . . . . . . . .

           Assets held under
            operating leases, net          21,103,033         6,188,925
            of accumulated
            depreciation . . . . .

           Other assets  . . . . .            391,317           639,750
                                        -------------      ------------

           Total assets  . . . . .        $51,561,520       $56,322,894
                                         ============      ============


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

           Notes payable . . . . .        $    18,384       $ 3,348,786

           Accounts payable  . . .          1,062,226           545,956

           Accounts payable -              18,234,518         4,353,876
            leases . . . . . . . .

           Accrued expenses  . . .            188,169           345,997

           Obligations for financed        23,461,175        39,234,888
            equipment - non-recourse

           Deferred income taxes .            425,662           425,662
                                        -------------     -------------

           Total liabilities . . .         43,390,134        48,255,165
                                         ------------      ------------

           Shareholders' equity:

           Preferred stock, $.01
            par value; 5,000,000
            shares authorized, none
            outstanding  . . . . .                 --                --

           Common stock, $.01 par
            value; 35,000,000
            shares authorized,
            3,500,000 and 7,990,000
            shares issued,
            respectively . . . . .             79,900            79,900

           Additional paid-in              13,644,228        13,644,228
            capital  . . . . . . .

           Accumulated deficit . .         (5,552,742)       (5,627,034)

           Treasury stock, 50,000
            shares at cost . . . .                 --           (29,365)
                                      ---------------     -------------

           Total shareholders'              8,171,386         8,067,729
           equity  . . . . . . . .      -------------      ------------

           Total liabilities and          $51,561,520       $56,322,894
            shareholders' equity .      =============      ============


                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                                      UNAUDITED
                                      ---------



                        THREE MONTHS ENDED             NINE MONTHS ENDED
                           SEPTEMBER 30,                  SEPTEMBER 30,
                     ------------------------      --------------------------
                        1996         1997              1996           1997
                        ----         ----              ----           ----

      REVENUES:

      Sales . . . .  $ 528,544   $ 13,364,035      $ 22,612,437  $ 20,114,906

      Lease revenue    986,678      2,764,898         2,433,049     8,188,263

      Fee, interest
       and other
       income . . .    252,631         76,800           415,902       857,764
                    ----------     ----------        ----------    ----------
         Total
          revenues   1,767,853     16,205,733        25,461,388    29,160,933
                    ----------     ----------        ----------    ----------


      COSTS AND EXPENSES:

      Cost of sales    407,067     12,775,064        21,489,156    18,808,375

      Lease expense    882,027      2,679,478         2,234,239     7,870,158

      Selling,
       general and
       administra-
       tive expenses   588,119      1,118,006         1,733,030     2,605,548
                    ----------     ----------        ----------    ----------

         Total costs
          and
          expenses   1,877,213     16,572,548        25,456,425    29,284,081
                    ----------     ----------        ----------    ----------

      (Loss) income
       before
       provision for
       income taxes   (109,360)      (366,815)            4,963      (123,148)

      PROVISION
       (BENEFIT) FOR
       INCOME TAXES    375,974       (146,565)          421,704       (48,856)
                    ----------     ----------        ----------    ----------

         Net loss .  ($485,334)     ($220,250)        ($416,741)     ($74,292)
                    ==========     ==========        ==========    ==========
         Loss per
          common
          share . .     ($0.06)        ($0.03)           ($0.05)       ($0.01)
                    ==========     ==========        ==========    ==========
      Weighted
       average
       common
       shares
       outstanding   7,990,000      7,946,304         7,749,927     7,972,711
                    ==========     ==========        ==========    ==========


                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ---------------------------------------------------------

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                     --------------------------------------------

                                      UNAUDITED
                                      ---------


                    COMMON STOCK
                 ------------------
                                      ADDITIONAL
                                       PAID-IN    ACCUMULATED    TREASURY
                  SHARES    AMOUNT    -CAPITAL     (DEFICIT)      STOCK       TOTAL
                  ------    ------    --------     ---------      -----       -----

   BALANCE,
    DECEMBER
    31, 1996 .  7,990,000  $79,900  $13,644,228  ($5,552,742)   $    --   $8,171,386

   Net loss  .        --       --            --      (74,292)        --      (74,292)

   Purchase of
    treasury
    stock  . .        --       --            --           --     (29,365)    (29,365)
                ---------  -------  -----------  ------------   --------  ----------
   BALANCE,
    SEPTEMBER
    30, 1997 .  7,990,000  $79,900  $13,644,228  ($5,627,034)  ($29,365)  $8,067,729
                =========  =======  ===========  ===========   ========   ==========




                   See accompanying notes to financial statements.

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       ---------------------------------------

                                      UNAUDITED
                                      ---------


                                            1996               1997
                                        -----------        -----------

     CASH FLOWS FROM OPERATING
       ACTIVITIES:

     Net loss                           $  (416,741)       $  (74,292)

     Adjustments to reconcile net loss
      to net cash provided by operating
      activities:

      Deferred tax liability                419,819                --

      Depreciation                        1,280,277         5,687,422

      Amortization of discounts on
       investments                         (118,285)         (154,642)

      Amortization of unearned
        operating lease revenue
        from sublease transactions          (19,928)              --

      Amortization of prepaid operating
         lease expense from sublease
         transactions                        25,067               --

      Changes  in operating  assets  and
        liabilities:

               Accounts receivable         (847,962)        1,467,854

               Other assets                 273,521          (248,433)

               Accounts payable            (108,227)         (516,270)

               Accrued expenses             (45,614)          157,828
                                        -----------        ----------


     Net cash provided by operating         441,927         6,319,467
      activities                        -----------        ----------

     CASH FLOWS FROM INVESTING
      ACTIVITIES:

        Purchase of equipment for direct
         finance leases and sales-type
         leases                         (18,236,564)      (37,470,321)

         Termination of direct finance
          leases                            974,152         4,236,465

         Proceeds applied to direct
          finance leases and sales-type
          leases                          3,784,071         8,057,474

         Purchase of equipment for
          operating leases              (19,121,819)          (41,333)

         Termination of operating
           leases                        12,749,549         6,972,505

         Residual value sharing
          arrangements                          --          4,628,698

         Purchases of investments       (16,980,988)      (14,187,250)

         Proceeds from sale/maturity of
          investments                    14,008,924        13,440,000
                                        -----------

     Net cash used in investing         (22,822,675)      (14,363,762)
      activities                        -----------       -----------


     CASH FLOWS FROM FINANCING
      ACTIVITIES:

        Proceeds from sale of common
         stock in an initial public
         offering, net of fees            8,413,801               --

        Repurchase of common stock              --            (29,365)

        Proceeds from notes payable             --          3,578,697

        Repayment of notes payable       (1,592,829)         (248,294)


              See accompanying notes to financial statements.

                                           1996               1997
                                        -----------       -----------

        Decrease in amounts due on
         purchases of equipment for
         leases                           4,497,318       (13,880,642)

        Increase in non-recourse lease
         financing                       34,895,847        32,501,416

        Termination of non-recourse
         lease financing                (16,291,873)       (3,220,910)

        Repayments and interest
         amortization applied to non-    (5,196,245)      (13,506,792)
         recourse lease financing       -----------       -----------

     Net cash provided by financing
      activities                         24,726,019         5,194,110
                                        -----------       -----------

     Net increase (decrease) in cash and
      cash equivalents                    2,345,271        (2,850,185)


     CASH AND CASH EQUIVALENTS,           1,153,476         3,700,774
      beginning of period               -----------       -----------


     CASH AND CASH EQUIVALENTS, end of   $3,498,747        $  850,589
      period                            ===========       ===========


     SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for income taxes       $   49,366        $   38,570
                                        ===========       ===========

        Cash paid for interest          $   923,063        $2,221,754
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

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------


          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiary (the "Company") at September 30, 1997 and its results of operations and cash flows for the three and nine months ended September 30, 1996 and 1997, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

          2. The financial statements for the three and nine months ended September 30, 1997 are consolidated to include the results of Paratech Resources Inc. All intercompany balances and transactions have been eliminated.

          3. Included in cash and cash equivalents is $600,000 of restricted cash pledged as collateral under a letter of credit arrangement.

          4. In the second quarter of 1997, the Company granted a total of 165,000 stock options to employees. The Company shall continue to apply the Accounting Principles Board Opinion No. 25 and will provide the year end disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

          5. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. Under this new standard, Basic EPS is computed based on weighted average common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock, or from other contracts to issue common stock, and is similar to the currently required Fully Diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all periods presented. The Company does not expect the impact of adoption of this statement to be material to previously reported EPS amount.

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

             The operating results of Paramount are subject to quarterly fluctuations resulting from a variety of factors, including new product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. In addition, the Company's sales volume fluctuates significantly from quarter to quarter based on the closing date and nature of each particular sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers and price competition from other lessors. Leasing transactions (other than sales type leases), in general, do not provide for significant earnings in the month of lease origination. Instead, revenue, expense and profit from lease transactions are recorded over the life of the asset and the lease. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e. operating, direct finance, or sales type) and the commencement date of the lease and the lease financing within a particular period. See "Lease Accounting". Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that the results for one quarter should not be relied upon as an indication of future performance.

             During the quarter ended September 30, 1997, the Company continued its evolution from a strict lease finance company into a total technology solution provider. The key elements to this strategy are the development and maturity of the Company's systems integration and network design capabilities, and the continued growth of the Company's portfolio of essential IT equipment on lease to relationship based end-user customers. The Company believes that this strategy will create financial benefits over a continuum of time, since, unlike other equipment, IT equipment is frequently upgraded and/or enhanced during the term of its lease. As a lessor and solution provider, the Company believes that it is well positioned to meet the ever changing needs of its customers

             The results of operations for the three and nine months ended September 30, 1997 are presented on a consolidated basis including the results of Paratech Resources Inc. ("Paratech"), the Company's system integration subsidiary, which commenced operations during the third quarter of 1996. The Company believes that the addition of Paratech is a major step towards establishing Paramount as a total high technology solution provider. Paratech generates revenue from sales of desktop computer and related systems and through sales of technical support services. The third quarter of 1997 was once again a period of significant expansion for Paratech, as the Company greatly increased the size of its technical, sales and support staff.

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

             The Company's portfolio of equipment on lease is further divided into equipment owned by Paramount and equipment managed by Paramount. As of September 30, 1997, the portfolio of equipment on lease owned by Paramount had a combined net book value on the balance sheet of $50.0 million and had an original cost basis of $68.0 million. Equipment managed by Paramount is equipment on lease to customers of Paramount which was subsequently sold to investors, but with respect to which Paramount remains the lessor and remarketing agent. The portfolio of equipment managed by Paramount had an original cost of $26.2 million. Thus, as of September 30, 1997, the portfolio of equipment on lease owned and managed by Paramount had an original acquisition cost of $94.2 million.


          RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

             The Company recorded a net loss of $220,300 for the three months ended September 30, 1997, as compared to a net loss of $485,300 for the comparable period ended September 30, 1996. The results for the quarter ended September 30, 1996 include a one time, non-cash adjustment of $419,800 to Provision for Income Taxes. This adjustment was necessitated by the change of the Company's tax status from a Sub-Chapter S-Corporation to a C-Corporation in connection with the Company's January 1996 initial public offering and was made in accordance with Statement of Financial Accounting Standards No.109. The amount of the adjustment represents the cumulative deferred tax liability, which arose primarily from temporary tax differences with respect to depreciation, generated by the S-Corporation and payable in the future by the C-Corporation.

             Lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 180.2% to $2.8 million for the three months ended September 30, 1997 from $986,700 for the comparable period ended September 30, 1996. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 203.8% to $2.7 million for the three months ended September 30, 1997 from $882,000 for the three months ended September 30, 1996. These increases are a direct result of the Company's continuing efforts to expand its leasing portfolio. See "General" and "Lease Accounting."

             During the three months ended September 30, 1997, the Company recorded $13.4 million of sales revenue. This represents an increase of $12.8 million over the $528,500 recorded during the three months ended September 30, 1996. Included in the sales revenue for the three months ended September 30, 1997, was $11.6 million of revenue from sales type leases of which there were none during the three months ended September 30, 1996. See "General."

             During the three months ended September 30, 1997, the Company generated $76,800 in fee, interest and other income, compared to $253,000 for the comparable period last year. The Company generates fee income from either the sale of equipment under a direct finance lease to an investor or from commissions earned on third party lease financing transactions. These transactions generally come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General." Interest income is derived from the investment of the Company's cash balances in interest bearing cash accounts, cash equivalents and marketable securities.

             Selling, general and administrative expenses ("SG&A") totaled $1.1 million for the three months ended September 30, 1997, representing an increase of 90.1% over the $588,100 recorded during the three months ended September 30, 1996. The increase in SG&A is a result of the expansion of the operations of Paratech and the increased sales and support staff at the Company. See "General."

             The benefit from income taxes of $146,600 for the three months ended September 30, 1997 reflects an effective tax rate of 40% for federal and state taxes. The tax provision of $375,900 for the three months ended September 30, 1996 represents the cumulative adjustment of $419,800, described above, less a benefit of $43,900, which reflects an effective rate of 40% for federal and state taxes on the current period loss. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.

             During the three months ended September 30, 1997, the Company entered into new lease transactions totaling $12.1 million of equipment cost. Of this amount, $11.0 million were for sales type leases for which the sale price and cost of equipment were recorded as sales revenue and cost of sales, respectively. The remaining $1.1 million were recorded as direct finance leases. This compares with $5.4 million for the three months ended September 30, 1996, of which $815,000 were recorded as direct finance leases and $4.6 million were recorded as operating leases. See "General" and "Lease Accounting." During the quarter ended September 30, 1997, the Company entered into $309,300 and terminated $2.3 million of non-recourse lease financing arrangements, as compared with $2.0 million of non-recourse lease arrangements, net of terminations, for the three months ended September 30, 1996. See "Liquidity and Capital Resources."


          NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

             The Company recorded a net loss of $74,300 for the nine months ended September 30, 1997, as compared to a net loss of $416,700 for the comparable period ended September 30, 1996. The results for the nine months ended September 30, 1996 include a one time, non-cash adjustment of $419,800 to Provision for Income Taxes.

          This adjustment was necessitated by the change of the Company's tax status from a Sub-Chapter S-Corporation to a C-Corporation in connection with the Company's January 1996 initial public offering and was made in accordance with Statement of Financial Accounting Standards No.109. The amount of the adjustment represents the cumulative deferred tax liability, which arose primarily from temporary tax differences with respect to depreciation, generated by the S-Corporation and payable in the future by the C-Corporation.

             Lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 236.5% to $8.2 million for the nine months ended September 30, 1997 from $2.4 million for the comparable period ended September 30, 1996. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 252.3% to $7.9 million for the nine months ended September 30, 1997 from $2.2 for the nine months ended September 30, 1996. These increases are a direct result of the Company's continuing efforts to expand its leasing portfolio. See "General" and "Lease Accounting."

             For the nine months ended September 30, 1997, the Company recorded sales revenue of $20.1 million, a decrease of 11.0% over the $22.6 million recorded during the nine months ended September 30, 1996. Of the total sales revenue recorded during the nine months ended September 30, 1997, approximately $2.6 million was contributed by Paratech. This represents an increase of 420% over the twelve months ended December 31, 1996. See "General."

             During the nine months ended September 30, 1997, the Company generated $857,800 in fee, interest and other income, compared to $415,900 for the comparable period last year. The Company generates fee income from either the sale of equipment under a direct finance lease to an investor or from commissions earned on third party lease financing transactions. These transactions generally come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General." Interest income is derived from the investment of the Company's cash balances in interest bearing cash accounts, cash equivalents and marketable securities.

             Selling, general and administrative expenses ("SG&A") totaled $2.6 million for the nine months ended September 30, 1997, representing an increase of 50.4% over the $1.7 million recorded during the nine months ended September 30, 1996. The increase in SG&A is a result of the expansion of the operations of Paratech, and the increased sales and support staff at the Company. See "General."

             The benefit from income taxes of $48,900 for the nine months ended September 30, 1997 reflects an effective tax rate of 40% for federal and state taxes. The tax provision of $421,700 for the nine months ended September 30, 1996 represents the cumulative adjustment of $419,800, described above, plus $1,900 which reflects an effective rate of 40% for federal and state taxes on the current period income. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.

             During the nine months ended September 30, 1997, the Company entered into new lease transactions totaling $37.5 million of equipment cost as compared with $37.4 million for the nine months ended September 30, 1996. See "General" and "Lease Accounting." During the nine months ended September 30, 1997, the Company entered into $29.3 million of non-recourse lease financing arrangements, net of terminations resulting from lease extensions and renewals, as compared with $18.6 million for the nine months ended September 30, 1996. Of the total amount of non-recourse debt entered into during the first nine months of 1997, $13.3 million related to leases that commenced in December 1996, but for which the Company was not required to pay for the equipment until January 1997. This amount was recorded as accounts payable-leases on the Company's December 31, 1996 balance sheet.

          LIQUIDITY AND CAPITAL RESOURCES

             As of September 30, 1997, the Company had $4.9 million in cash, cash equivalents and marketable securities, including $600,000 of restricted cash pledged as additional collateral under a Letter of Credit arrangement. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks, or in United States Government or other AA rated obligations.

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

             During the nine months ended September 30, 1997, the Company entered into several residual value sharing and financing arrangements with an equipment investor totaling $8.0 million. This investor (i) purchased a portion of the Company's residual value of equipment on lease in exchange for the right to share in remarketing proceeds generated from the equipment on lease, and
          (ii) provided recourse financing for the remaining portion of the Company's residual value investment. The equipment on lease and the related leases serve as collateral for these financings. During the nine months ended September 30, 1997, in connection with the early extension of leases, the Company repaid $247,000 of such loans using the proceeds of these extensions. The Company expects to repay the balance of these loans through the proceeds generated from remarketing the subject equipment in the future. These transactions allow the Company to continue to grow and expand its lease portfolio without significantly affecting its current cash balances.

             At September 30, 1997, the Company had two lines of credit available. These credit lines allow the Company to borrow up to $1.25 million in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. During the nine months ended September 30, 1997, the Company had not borrowed any amounts from these lines, and accordingly had nothing outstanding as of September 30, 1997. As a result of its cash balances, the Company has been able to internally bridge finance its equipment purchases. The Company believes that its current cash balances and existing credit lines are sufficient to meet the short-term growth needs of the business.

             During the nine months ended September 30, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of common stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. As of September 30, 1997, the Company had repurchased 50,000 shares for a cash purchase price of $29,400.


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

                 (a)     Exhibits
                         --------

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


                                          PARAMOUNT FINANCIAL CORPORATION



          Date:  November 13, 1997        By:    /s/ Paul Vecker
                                             ------------------------------
                                             Paul Vecker, Senior Vice
                                             President and Chief Fiancial
                                             Officer

                                  EXHIBIT INDEX


              Exhibit     Description
              -------     -----------

                27        Financial Data Schedule