Form 10-K
period 1997-12-31
PARAMOUNT FINANCIAL CORP
filed 1998-03-30
CIK 1000179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
                            --------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

                Units, each consisting of two shares of
                 Common Stock and two Class A Warrants
   ----------------------------------------------------------------
                           (Title of class)

     Class A Warrants, each to purchase one share of Common Stock
 --------------------------------------------------------------------
                           (Title of class)

                Common Stock, $0.01 par value per share
   ----------------------------------------------------------------
                           (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X                        No
                     ---                         ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on March 18, 1998 was approximately $2,064,732, based on the closing sales price of such stock on such date, as reported by the Nasdaq SmallCap Market.

     The number of shares outstanding of the Registrant's Common
Stock, as of March 18, 1998 was: 7,914,000 shares of Common Stock, $0.01 par value.

   -----------------------------------------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders, to be filed by the Registrant with the Securities and Exchange Commission on or before April 30, 1998, is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

                    PARAMOUNT FINANCIAL CORPORATION

                      ANNUAL REPORT ON FORM 10-K

                           TABLE OF CONTENTS
                                 PAGE

                                PART I

ITEM 1  -  BUSINESS......................................................... 1
      General        ....................................................... 1
      Deltaforce Acquisition................................................ 2
      Industry Background................................................... 2
      System Integration and Consulting Business............................ 4
      Lease Finance Business................................................ 5
      Temporary Staffing Business........................................... 8
      Competition    ....................................................... 9
      Employees      .......................................................10
      Government Regulation.................................................10

ITEM 2  -  PROPERTIES.......................................................10

ITEM 3  -  LEGAL PROCEEDINGS................................................10

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY-HOLDERS................................................10

                                PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY
                             AND RELATED STOCKHOLDER MATTERS................11

ITEM 6  -  SELECTED FINANCIAL DATA..........................................13

ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...........................................15
      General        .......................................................15
      Lease Accounting......................................................16
      Results of Operations.................................................17
      Liquidity and Capital Resources.......................................20
      Forward Looking Statements and Associated Risk........................22
      Inflation      .......................................................22

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA............................................................22

ITEM 9  -  CHANGES IN AND DISAGREEMENT WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE......................................................23

                               PART III

ITEM 10  -  ITEM 13  -  DOCUMENTS INCORPORATED BY
                         REFERENCE..........................................23

                                PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K........................................23

SIGNATURES     .............................................................25

FINANCIAL STATEMENTS.......................................................F-1

                                PART I

ITEM 1  -  BUSINESS

GENERAL

     Paramount Financial Corporation and subsidiaries ("Paramount" or the "Company") is a comprehensive asset management and business solution provider, offering customers a wide range of integrated services, including lease finance, information technology ("IT"), consulting, network design and implementation, and staffing services. The Company was formed in 1991 and includes two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and, as of January 1998, Deltaforce Personnel Services, Inc. ("Deltaforce").

     Paramount continued its aggressive expansion and diversification in 1997. During the year the Company took major steps to broaden its product and services offerings to further enhance its position as a total solution provider to its clients. The Company continued its strategic expansion into the system integration and consulting business, through Paratech, while at the same time, sustaining the growth of its lease finance activities. In addition, with the acquisition of Deltaforce in January 1998, the Company is now positioned as a three-tiered solution provider offering a total package of integrated services, from hardware acquisition and financing to consulting and integration services and staffing solutions.

     Paramount commenced operations in July of 1991 as a wholesale trader of used computer hardware. From inception through the end of 1995, the Company generated most of its revenue from this activity (generally referred to as "broker to broker" trading). In 1992, the Company began developing a complimentary business leasing new and used computers to corporate end-user customers. The Company has always believed that the development of a portfolio of high quality, essential data processing equipment on lease to relationship-based end user customers is a key element to its long-term business success. Unlike other assets, computer equipment is frequently upgraded and/or enhanced during the term of its lease. An owner of a portfolio of this type of equipment, such as Paramount, can generate significant financial benefits over a continuum of time as it works closely with its end-user customers to meet their ever changing computing needs.

     Beginning in 1993, the Company began to aggressively expand its leasing operations. This expansion was restricted by the Company's cash position, limiting its ability to invest in the equipment's residual value, a key element in developing a portfolio of this type. As a result of the Company's January 1996 initial public offering (the "IPO"), the Company has been able to significantly expand its leasing operations. During the two years since the IPO, the Company has generated $92.2 million of new lease business. The majority of the Company's revenues for fiscal 1997 and 1996 are from leasing and lease related transactions.

     There have been many changes in the computer industry during the past several years. One of the most significant of these changes has been the emergence of high-powered alternatives to the traditional mainframe computer and its associated applications. However, the Company believes that the traditional mainframe will continue to be the primary platform for organizations with large data warehousing and high transactions rate applications for many years to come. Although mainframe computer leasing and related services remain a significant focus of the Company, it is a reality of the industry that for small to mid-size businesses, the power of computing is moving away from the mainframe and onto the distributed desktop. In response to this trend, and in recognition of the Company's need to provide its customers with more value added services, the Company in 1996 created Paratech Resources Inc. Paratech offers customers a full service solution, including hardware, software, system design, integration and other value-added support services for the local area and wide area network (LAN and WAN) environment. The Company believes that the creation of Paratech has helped establish Paramount as a total solution provider in the IT market. The Company is now positioned to offer its customers technology, a plan for keeping that technology current and a financial package to effectively acquire, maintain and upgrade that technology. The addition of Paratech both enhanced the services that Paramount offers to its existing customers and generated new customers who need the types of products and service that the combined Company can offer. With the constant change prevalent in the IT industry, Paramount is dedicated to offering a total package of integrated products and services to its customers by being a single-source solutions provider.

DELTAFORCE ACQUISITION

     In January 1998, the Company completed the acquisition of Deltaforce Personnel Services, Inc., a privately held, New York City-based staffing company which has provided legal support and personnel services to the New York metropolitan area legal community for more than ten years. The addition of Deltaforce further enhances the Company's product offerings by including staffing solutions to its expanding list of integrated solution services. The Company plans to expand its staffing services to include IT professionals. The Company believes that the acquisition provides Paramount with a foundation in the staffing services industry that will add to the total Paramount product mix and be a source of growth and expansion for the Company. In addition, with the rise in customer demand for trained IT staff, the Company can now extend its solutions offers to its client base through Deltaforce.

INDUSTRY BACKGROUND

     Technology is more important in business than ever before. In fact, almost every aspect of an organization is dependent on computer and information technology. However, in today's competitive business environment, most organizations are focused on their core competencies and not on managing and maximizing the return on their investment in IT. Thus, the need is increasing for the expertise of companies, such as Paramount, to help businesses through this process.

System Integration and Consulting

     The Gartner Group, a leading computer industry analyst, estimates that the average cost of a corporate customer acquiring, maintaining, supporting and disposing of a networked PC is approximately $41,000 over a five year period. Thus, more than ever, companies are struggling for cost-effective solutions that bring order to this ever-changing situation, and most recognize that they cannot achieve this on their own. Businesses are looking for solution providers that can offer them a full spectrum of services that will ultimately lead to a lower cost of ownership of their IT assets.

     According to the International Data Corporation, a computer industry research firm, the network services market will grow 20% annually, to nearly $27 billion by the year 2000. This growth is being driven by several factors, including the proliferation of distributed computing applications, the increased reliance on network computing, and the trend for companies to outsource network management responsibilities to companies such as Paramount.

Lease Finance

     The large system computer industry has been characterized by frequent technological advances resulting in cost reductions, increases in computer processing capacity and broadened user applications. The introduction of new models generally does not result in equipment currently in service becoming technologically obsolete, but usually causes the price of existing equipment to decrease, reflecting the increased performance and cost-effectiveness of newer equipment. Users frequently replace or upgrade equipment as their existing equipment becomes inappropriate for their needs or as increased data processing capacity is required.

     Many end-users prefer to lease, rather than purchase, computer equipment. Leasing provides the flexibility to upgrade, add or replace equipment during or at the end of the initial lease term; provides financing advantages, such as the elimination of initial cash outlays and lower monthly payments; does not result in a preference item for purposes of the alternative minimum tax; places the risk of loss of residual value on the lessor rather than the lessee; and permits the lessee to account for operating leases as off-balance-sheet financing thereby leaving the lessee's borrowing ability, debt to equity ratio and current liabilities unaffected.

     As more end-users become aware of the economic benefits of leasing, they often turn to independent leasing companies. Independent lessors, such as the Company, offer tailored financing and flexible delivery, and can deliver financing for mixed systems from different vendors. Responding to customers' demands, leasing companies are becoming increasingly more flexible in terms of lease duration, equipment upgrades and payment options. By more accurately assessing the residual value associated with the price of equipment, lessors have become better able to fine tune the fixed monthly payment amount.

     According to a 1997 Survey of Industry Activity and Business
Operations by the Equipment Leasing Association, technology equipment leasing and financing is a $160 billion industry in the United States.

Staffing Services

     The temporary staffing industry, once used predominately as a short-term solution for peak production periods and to temporarily replace absent workers, has evolved into a permanent and significant component of the staffing plans of many companies. Corporate restructuring and downsizing, increased government regulations governing employee relations, advances in technology, and the desire by many companies to shift employee cost from a fixed to a variable expense have contributed to the strong growth of the temporary staffing industry. According to the Employment Research Corporation, an economic research and consulting firm, the temporary staffing industry sustained double-digit growth in 1997. The Omnicomp Group, another economic research firm focusing on the staffing industry, predicts that the staffing industry will continue to outperform the economy as a whole in 1998 with growth rates in the range of 10-11% expected.

SYSTEM INTEGRATION AND CONSULTING BUSINESS

     The Company's system integration and consulting business is conducted through Paratech Resources Inc. Paratech's mission is to assist and support companies in designing computer networks that cater to their individual needs and to implement these systems in a cost-effective manner. Paratech offers a full range of comprehensive technology solutions, including network design and integration, software applications, system training and value added support.

     Nineteen ninety-seven was a year of great expansion for Paratech. Paratech significantly added to its sales and technical staff, broadened its product offering and increased revenue by over 544% as compared to 1996. The Company's significant investment in Paratech personnel and infrastructure in 1997 was a major contributor to Paramount's consolidated loss from operations. The Company views this loss as an investment in building a business that has the tools and organizational structure to sustain profitable growth into the future.

     During 1997, Paratech became authorized by Microsoft, Inc. as a Microsoft Solution Provider Partner. As a result of this affiliation, Paratech jointly sponsored several technical and corporate solution seminars with Microsoft during 1997. Paratech continues to invest in the expansion of its sales and consulting manpower in order to meet the technical and engineering needs of its rapidly expanding client base. In addition to establishing its Microsoft affiliation, Paratech expanded its application expertise in workgroup IT consulting. Paratech added a group of technical and sales specialists with extensive experience in designing and implementing Lotus Notes applications, and became a Qualified Lotus Notes Reseller. Paratech also extended its reseller relationships by receiving authorizations from IBM for Workstations & Servers, 3Com, DEC, Compaq, Dell and Gateway.

     Paratech is platform independent and thus can provide customers with the latest technology and flexible financial alternatives. Because companies want both value and fast delivery of their products, Paratech sifts through the barrage of products and equipment to offer the most extensive and complete solutions to its customers. Paratech works with its customers to develop strategies governing when to acquire equipment, when to upgrade existing equipment and when to order new equipment to take advantage of current technology. In addition, Paratech consults and implements BackOffice, GroupWare, Intranet and Internet solutions while advising clients of the latest releases.

     As a result of Paratech's affiliation with Paramount, the Company can offer its customers lease financing for all of the products and services that it sells. The Company believes that this provides Paratech with a significant competitive advantage in the system integration market. Customers of Paratech are provided with a total technology and financial solution which will allow them to assess their IT costs in terms of a fixed monthly rate, rather than a large one-time cash outlay.

LEASE FINANCE BUSINESS

Operations

     The Company's leasing operations involve the leasing of new or used IT equipment to computer end-users nationwide. The majority of the Company's end-user customers are Fortune 1000 and equivalent companies with large data processing needs. The Company offers its customers a variety of choices for their data processing needs, including equipment manufactured by IBM, Hitachi Data Systems, Amdahl Corporation, EMC Corporation, Sun Microsystems Inc., Hewlett-Packard Co., Storage Technology Corp. and Xerox Corp., and includes mainframe and midrange central processing units, peripheral devices, upgrades and component parts; client servers; LAN and WAN equipment; telecommunications equipment; and personal computers.

     As a result of the Company's involvement in the system integration business, Paramount is positioned to offer lease finance arrangements to customers of Paratech. This is not only a strategic advantage for Paratech, but is also an additional source of quality assets and customers for the Paramount lease portfolio. As the business of Paratech continues to expand, the Company anticipates that a significant portion of its new lease business will come from transactions originated by Paratech.

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

     In connection with its leasing of computer products to its end-user customers and depending on the type of computer equipment involved, the Company's relationship with the end-user and the term of the lease, the Company may make a "residual value" investment in these leased assets. A residual value investment represents the difference between the acquisition cost of the leased asset to the Company and the discounted present value of the rental stream from the lessee. The Company plans to maximize the return on its residual value investments through creative and diligent remarketing activities, including mid-term extensions, upgrades and early terminations. See "Certain Risks Associated with Expansion of Lease Portfolio."

     Prior to or at the expiration of the initial lease term, a lessee will often reassess and evaluate its IT needs. To this end, the Company consistently works with its customers to develop strategies governing when to acquire equipment, upgrade existing equipment and order new equipment to take advantage of current technology. On many occasions, the lessee will renew or extend its lease and add to or otherwise enhance the original equipment configuration. As a result, a substantial portion of the Company's transactions are with repeat customers.

     The Company's remarketing strategy is to keep its equipment in place at the end of the initial lease term. Prior to the expiration of the original lease term, the Company initiates the remarketing process for the related equipment. Typically, remarketing equipment in place produces better residual returns than selling or leasing the equipment to a third party. The Company is able to maximize its revenues and residual return by focusing its efforts on keeping the equipment in place at the end of the initial lease term. In addition, leased equipment is frequently upgraded and enhanced during the term of the lease, and the Company looks to extend the term of the lease while providing these upgrades.

     The focus of the Company's activities with respect to particular models of computer equipment changes periodically as a result of changes in market conditions and advances in computer technology. New product introductions and deliveries have historically created opportunities to arrange leases, re-market displaced equipment and provide upgrades.

Lease Financing Sources

     The Company maintains several informal relationships with banks and other financial institutions for the purpose of discounting lease transactions on a non-recourse basis. These banks and financial institutions are in the business of discounting lease transactions and actively look to acquire transactions that meet their criteria of credit quality, transaction size, term, documentation and rate. Prior to committing to a lease transaction, the Company reviews the creditworthiness and other key characteristics of the lease and discusses the same with one or more of these banks or financial institutions in an attempt to get prior approval for the transaction. Thereby avoiding the possibility of the Company committing to a transaction that it would be unable to finance. To the extent that a time lag exists between the date that the Company must pay its vendors for the equipment to be leased and the date that the non-recourse lease financing is funded, the Company can and in limited circumstances has used its bridge financing lines. In addition, the Company has entered into recourse financing arrangements whereby certain financial institutions finance the residual value investment of certain equipment on lease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Certain Risks Associated with Expansion of Lease Portfolio

     The Company plans to continue to expand its computer lease portfolio. In connection therewith, the Company may have to make significant residual value investments. There are certain risks inherent in making residual value investments.

     The Company believes that it can mitigate the risks associated with residual value investments considerably. The Company intends to make these residual value investments on a conservative and select basis. These investments will be made at accounts where the Company has developed a strong working relationship with the data processing and financial officers. Residual value investments will be based heavily on this relationship and the end-user's historical tendencies to either upgrade equipment and extend leases prior to expiration, or to return equipment at lease expiration. In addition, the Company will utilize its experience in computer hardware in determining the extent of its residual value investments. Each situation will be analyzed separately with particular focus on the possible upgrade paths of the hardware, the potential for technological changes which may reduce the comparative efficiency of the equipment, and the Company's knowledge of the end-users and their likely growth plans for the future. In addition, the Company will consult with published reports by independent appraisal services to gauge its investments. On an annual basis, the Company will compare its residual investments to these published reports and make write-downs if a reduction in value is deemed to be permanent.

     The Company's strategy is to create a diversified portfolio of computer hardware at high quality end-user accounts in various industries. By diversifying along product lines, expiration date and end-user accounts, the Company believes that it protects itself against any one product, customer or industry experiencing a significant downturn. In addition, the Company intends to take a pro-active approach to managing its portfolio of computer equipment on lease. This involves consistently meeting with users and understanding their particular needs. A significant component to this approach is the management of information regarding the portfolio. By diligently monitoring its portfolio, keeping aware of new product availability and trends, and maintaining strong working relationships with its end-user customers, the Company believes that it can minimize the costs associated with making residual value investments and maximize the profit of owning the assets.

Distribution and Maintenance

     The Company, like other competing computer sales and leasing companies, does not grant any warranties on the products it sells or leases. However, most of the new and used computer equipment which the Company sells and leases is covered under either the manufacturer's warranty or the manufacturer's maintenance program, or is acceptable to be covered under the manufacturer's maintenance program, and the Company represents this status to the buyer. Prior to buying any used equipment, the Company obtains a guarantee from the seller that the equipment is acceptable under the manufacturer's maintenance program. Under each Master Lease, all costs associated with product maintenance must be borne and undertaken by the lessees.

Customer Concentration

     The Company's typical leasing customers are large, creditworthy corporations that require several million dollars of equipment per year and are repeat customers of the Company. Repeat business generated through existing relationships is an important source of revenue for the Company. While the Company believes that its business is not dependent on any single customer, as of December 31, 1997, the three largest lessees of the Company accounted for 63.5% of the original acquisition cost of all equipment leases owned and managed as of such date. The loss of any of these major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

TEMPORARY STAFFING BUSINESS

     The Company entered the temporary staffing business in 1998 with the acquisition of Deltaforce Personnel Services Inc.

     Deltaforce, which commenced operations in 1988, is a provider of temporary legal-support staff to the legal community in the New York metropolitan area. The company's typical clients are large New York City based law firms with on-going needs for temporary personnel services. In order to diversify Deltaforce's services, Paramount plans to rapidly add an IT staffing services division to Deltaforce's cadre of services. The Company believes that the acquisition of Deltaforce is significant since it enhances the business solution services that Paramount can offer to its customers. Deltaforce also provides Paramount with a seasoned management team with over twenty years of proven experience in the industry.

     The Company believes that the demand for qualified personnel is increasing significantly in IT related disciplines, making this one of the fastest growing sectors of the temporary staffing services industry. Several factors will contribute to the growing demand for IT services over the next several years, including the need by many companies to correct the Year 2000 problem and the rapidly growing IT aspects of most successful business. Many companies and organizations requiring Year 2000 conversions do not have the internal personnel, resources or expertise required to address the problem, and instead will rely on the staffing industry to supply personnel. With the addition of Deltaforce, Paramount is now positioned to address all of their clients IT needs, including temporary personnel.

COMPETITION

     The Company competes directly with numerous other companies which buy, sell or lease new and used computer and other IT equipment. Further, the major computer equipment manufacturers themselves directly compete with the Company. Many of the Company's competitors have substantially greater financial resources and larger staffs than the Company. The Company's principal competitors include manufacturers such as IBM; brokers, dealers and leasing companies such as Comdisco, Inc., GE Capital Corporation, IBM Credit Corporation and El Camino Resources; and commercial banks and other financial institutions. Although the aforementioned companies are competitors of the Company, in certain instances they also are customers of and suppliers to the Company.

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

     Paratech competes against major hardware distributors and national and regional consulting and service organizations. The Company believes that it is able to compete in this market due to the technical expertise of its employees, its focus on customer service, and its relationship with equipment manufacturers and vendors. In addition, the Company believes its ability to structure a lease-financing package for the equipment and services provided by Paratech represent a significant competitive advantage in the market place.

     Deltaforce competes against local and national temporary personnel firms. Many of these firms have greater financial resources available for marketing and advertising as well as a larger pool of potential candidates to fill positions. The Company believes that it can compete against these firms due to the experience of existing management, the relationships that it has maintained over the years, and the reputation that it holds in the market for providing high quality service. In addition, Deltaforce will be installing a new state-of-the-art computer system specifically designed for the temporary personnel industry, which it believes will allow it to better manage its pool of candidates and compete against these larger companies. Further, as a result of its affiliation with Paratech, Deltaforce expects to have additional opportunities to place candidates in IT related disciplines.

EMPLOYEES

     As of December 31, 1997, the Company employed twenty-two persons full-time. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. None of the Company's employees are represented by a labor union.

GOVERNMENT REGULATION

     The Company has not been materially affected by any government regulations applicable to its business activities.


ITEM 2  -  PROPERTIES

     The Company leases approximately 2,734 square feet of office space for its principal executive offices at One Jericho Plaza, Jericho, New York 11753. Payment of rent for the Company's offices is approximately $5,400 per month through August 1997; thereafter, the rent increases pursuant to a schedule reaching approximately $5,800 in the fourth year. This lease expires in August 1999. The Company also maintains an office in New York City that it shares with Deltaforce.


ITEM 3  -  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock and Class A Warrants began trading separately on the NASDAQ SmallCap Market under the symbols "PARA" and "PARAW," respectively, on January 22, 1996, the date of the Company's IPO. The following table sets forth the high and low sale prices for the Company's securities for the periods shown below:

UNIT                                                  HIGH      LOW
                                                      ----      ---

    January 22, 1996 through March 31, 1996 .....    $15 3/4   $10
    April 1, 1996 through April 15, 19961 .......     10 5/6     8 5/6

COMMON STOCK
    1996
    ----
    First quarter ...............................    $ 6         $3 3/4
    Second quarter ..............................      4 5/8      3
    Third Quarter2 ..............................      6          2 1/2
    Fourth Quarter ..............................      1 1/2        3/16

    1997
    ----
    First quarter ...............................       25/32      3/8
    Second quarter ..............................        3/4       5/16
    Third quarter ...............................      1 3/32      3/8
    Fourth quarter ..............................      1 3/97     17/32

    1998
    ----
    January 1, 1998 through March 18, 1998 ......       11/16      3/8

CLASS A WARRANTS
    1996
    ----
    First quarter ...............................    $ 2 1/4       7/8
    Second quarter ..............................      1 1/2      19/32
    Third quarter ...............................      1 5/16      3/8
    Fourth quarter ..............................        3/4       1/16

    1997
    ----
    First quarter ...............................        5/32      3/97
    Second quarter ..............................        3/32      3/97
    Third quarter ...............................        3/16      3/97
    Fourth quarter ..............................        3/16      1/16

    1998
    ----
    January 1, 1998 through March 18, 1998 ......        1/8       3/32


--------

1 The Units were deleted from the Nasdaq SmallCap Market, effective April 16, 1996, due to the fact that the Common Stock and Class A Warrants predominately traded separately.

2 On December 6, 1996, the underwriter of the Company's IPO ceased operations.

     The closing sales prices of these securities as of March 18, 1998, as reported by the Nasdaq SmallCap Market, were $0.438 per share of Common Stock and $0.094 per Class A Warrant.

     As of March 18, 1998, there were 38 record holders of the Common
Stock.

ITEM 6  -  SELECTED FINANCIAL DATA

                                                       YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------
                                 1993           1994            1995             1996           1997
                             -----------     -----------     -----------     -----------     -----------


REVENUES:

Sales ...................    $21,418,872     $25,290,524     $30,857,949     $27,159,894     $21,405,788

Lease revenue ...........      1,647,923       2,592,531       2,147,358       3,680,924       9,829,991

Fee, interest and
    other income ........        180,265         109,247         162,873         511,698       1,159,062
                             -----------     -----------     -----------     -----------     -----------

       Total revenues         23,247,060      27,992,302      33,168,180      31,352,516      32,394,841
                             -----------     -----------     -----------     -----------     -----------

COSTS AND EXPENSES:

Cost of sales ...........     19,566,840      23,540,952      28,955,984      25,785,022      19,933,213

Lease expense ...........      1,317,497       2,091,361       1,828,412       3,419,600       9,499,365

Selling, general and
    administrative
    expenses ............      1,641,602       1,680,601       1,805,499       2,447,884       3,746,712

Interest expense ........           --              --         5,284,756           6,209            --
                             -----------     -----------     -----------     -----------     -----------

       Total costs and
       expenses .........     22,525,939      27,312,914      37,874,651      31,658,715      33,179,290
                             -----------     -----------     -----------     -----------     -----------
Income (loss) before
 provision for (benefit
 from) taxes ............        721,121         679,388      (4,706,471)       (306,199)       (784,449)

Provision for (benefit
 from) income taxes .....         10,153          33,706          21,850         498,212        (288,111)
                             -----------     -----------     -----------     -----------     -----------
Net income (loss) .......    $   710,968     $   645,682     $(4,728,321)    $  (804,411)    $  (496,338)
                             ===========     ===========     ===========     ===========     ===========

Basic loss per
common share ............                                                         ($0.10)         ($0.06)
                                                                             ===========     ===========

Diluted loss per
common share ............                                                         ($0.10)         ($0.06)
                                                                             ===========     ===========

Shares used in
computing net loss
per share:
    Basic ...............                                                      7,817,973       7,964,466
                                                                             ===========     ===========
    Diluted .............                                                      7,817,973       7,964,466
                                                                             ===========     ===========



                                                              AT DECEMBER 31,
                                     ------------------------------------------------------------------

                                        1993          1994         1995          1996           1997
                                        ----          ----         ----          ----           ----

BALANCE SHEET DATA:

Total assets ....................    $9,798,454    $8,128,970   $12,378,585   $51,561,520   $53,062,461

Obligations for financial
  equipment-- non-recourse ......     7,331,988     5,152,274     9,337,883    23,461,175    40,287,404

Shareholders' equity ............       606,149       851,999       568,718     8,171,386     7,645,683

LEASE PORTFOLIO DATA:

Net investment in direct finance
  and sales type leases .........     6,795,493     5,411,219     6,446,063    20,942,542    39,941,764

Assets held for operating leases,
  net of accumulated depreciation     1,048,370       864,126     3,976,209    21,103,033     5,459,895


ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the audited financial statements, including the notes thereto, appearing elsewhere in this Form 10-K.

GENERAL

     Paramount Financial Corporation and subsidiaries is a comprehensive asset management and business solution provider, offering customers a wide range of integrated services, including lease finance, IT consulting, network design and implementation and staffing services.

     The operating results of Paramount are subject to quarterly fluctuations resulting from a variety of factors, including new product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. In addition, the Company's sales volume fluctuates significantly from quarter to quarter as a result of the closing date and nature of each particular sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers, and price competition from other lessors. Leasing transactions (other than sales type leases), in general, do not provide for significant earnings in the month of lease origination. Instead, revenue, expense and profit from lease transactions are recorded over the life of the asset and the lease. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e., operating, direct finance, or sales type) and the commencement date of the lease and the lease financing within a particular period. See "Lease Accounting." Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that the results for one quarter should not be relied upon as an indication of future performance.

     Nineteen ninety-seven was a year of expansion for Paramount. The Company continued its evolution from a predominantly lease finance company into a total technology solution provider. The key elements of this strategy have been the development and maturity of the Company's systems integration and network design capabilities, and the continued expansion of the Company's portfolio of essential IT equipment on lease to relationship based end-user customers. The Company believes that continuing to expand the portfolio of IT equipment will create financial benefits over a continuum of time, since, unlike other equipment, IT equipment is frequently upgraded and/or enhanced during the term of its lease, resulting in opportunities to lease new equipment and re-market displaced equipment. Further, as an integrated lessor and IT solution provider, the Company believes that it is well positioned to meet the ever-changing needs of its customers.

     The results of operations for the year ended December 31, 1997 are presented on a consolidated basis including the results of Paratech, the Company's system integration subsidiary, which commenced operations during the third quarter of 1996. The Company believes that the addition of Paratech has been a major step towards establishing Paramount as a total high technology solution provider. Paratech generates revenue from sales of desktop computer and related systems and through sales of technical support services. During 1997, the Company significantly added to Paratech's sales and technical staff and broadened its product offerings. As a result of this expansion, Paratech's revenues increased by 544% over 1996. The Company invested heavily in Paratech's personnel and infrastructure in 1997. This investment was a major contributor to Paramount's loss from operations in 1997. The Company views this loss as an investment in building a business that has the tools and organizational structure to sustain profitable growth.

     Paramount operates in a highly competitive and rapidly changing marketplace. The Company believes that its ability to adapt to changes and to evolve into a valued single-source IT solutions provider for its customers, offering a complete package of products and services in the high technology area, is a key component to the Company's long-term growth strategy.

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

     At lease inception, the cost of equipment under a direct finance lease is recorded as "Net investment in direct finance leases." The difference between the gross lease payments receivable, plus the estimated residual value of the equipment, and the equipment cost is recognized as income over the life of the lease using the effective interest method.

     A lease transaction which meets all of the above criteria, and in which the Company has made a dealer's profit, is recorded as a sales type lease. A sales type lease is a type of direct finance lease, in connection with which the Company recognizes, at lease inception, revenue and profit which arises from the difference between the fair market value of the leased equipment and its acquisition cost.

     Operating Leases: All lease contracts which do not meet the criteria of direct finance leases are accounted for as operating leases. Monthly lease payments are recorded as operating lease revenue. Leased equipment is recorded at the Company's cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the expiration of the lease term.

     The Company's portfolio of equipment on lease is further divided into equipment owned by Paramount and equipment managed by Paramount. As of December 31, 1997, the portfolio of equipment on lease owned by Paramount had a combined net book value on the balance sheet of $45.4 million and had an original cost basis of $71.4 million. Equipment managed by Paramount is equipment on lease to customers of Paramount which was subsequently sold to investors, but with respect to which Paramount remains the lessor and remarketing agent. The portfolio of equipment managed by Paramount had an original cost of $26.2 million. Thus, as of December 31, 1997, the portfolio of equipment on lease owned and managed by Paramount had an original acquisition cost of $97.6 million compared to $75.5 million at December 31, 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The Company recorded a net loss of $496,300 for the year ended December 31, 1997, as compared to a net loss of $804,400 for the year ended December 31, 1996. The net loss for the year ended December 31, 1997 is primarily a result of the Company's continued investment in the growth and expansion of Paratech, as well as the nature and timing of certain lease transactions. The results for the year ended December 31, 1996 include a one time, non-cash adjustment of $430,400 to Provision for Income Taxes. This adjustment was necessitated by the change of the Company's tax status from a Sub-Chapter S Corporation to a C-Corporation in connection with the Company's January 1996 IPO, and was made in accordance with Statement of Financial Accounting Standards No.109. The amount of the adjustment represents the cumulative deferred tax liability, which arose primarily from temporary tax differences with respect to depreciation, generated by the S-Corporation and payable in the future by the C-Corporation. See "General" and "Lease Accounting."

     Lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales type leases, increased by 167% to $9.8 million for the year ended December 31, 1997 from $3.7 million for the year ended December 31, 1996. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 177% to $9.5 million for the year ended December 31, 1997 from $3.4 million for the year ended December 31, 1996. These increases are a direct result of the Company's continuing efforts to expand its leasing portfolio. See "General" and "Lease Accounting."

     During the year ended December 31, 1997, the Company recorded $21.4 million of sales revenue. This represents a decrease of $5.8 million over the $27.2 million recorded during 1996. The reduction in sales revenue is a result of a decrease in the dollar amount of sales type leases entered into during 1997, and the continued shift in focus of the Company towards system integration sales. See "General" and "Lease Accounting."

     During the year ended December 31, 1997, the Company generated $1.2 million in fee, interest and other income, compared to $511,700 for the comparable period last year. The Company generates fee income from commissions earned on third party lease financing transactions. These transactions generally come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General." Interest income is derived from the investment of the Company's cash balances in interest bearing cash accounts, cash equivalents and marketable securities during the periods ended December 31, 1997 and 1996.

     Selling, general and administrative expenses ("SG&A") totaled $3.7 million for the year ended December 31, 1997, representing an increase of 53.1% over the $2.4 million recorded during 1996. The increase in SG&A is a result of the expansion of the operations of Paratech and the increased sales and support staff at the Company. See "General."

     The benefit from income taxes of $288,100 for the year ended December 31, 1997 reflects an effective tax rate of 37% for federal and state taxes. The tax provision of $498,200 for the year ended December 31, 1996 represents the cumulative adjustment of $430,400, described above, plus a provision of $67,800. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.

     During the year ended December 31, 1997, the Company entered into new lease transactions totaling $38.5 million of equipment cost. Of this amount, $11.9 million were for sales type leases for which the sales price and cost of equipment were recorded as sales revenue and cost of sales, respectively. This compares with $53.7 million for the year ended December 31, 1996, of which $12.4 million was subsequently sold to an equipment investor, $21.8 million was recorded as direct finance or sales-type leases and $19.5 million was recorded as operating leases. See "General" and "Lease Accounting." During the year ended December 31, 1997, the Company entered into $35.4 million of non-recourse lease financing arrangements, net of terminations resulting from lease extensions, as compared with $21.6 million for the year ended December 31, 1996. See "Liquidity and Capital Resources."

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     The Company recorded a net loss of $804,400 for the year ended December 31, 1996 as compared to a net loss of $4.7 million for the comparable period ended December 31, 1995. During the year ended December 31, 1995, the Company expensed $5.3 million of deferred financing costs related to the issuance of 1.5 million shares of common stock as additional consideration under certain Bridge Units which were originally issued in connection with a Bridge Loan to the Company entered into in July and August 1995. This amount was based on the estimated value of the Company's Common Stock at the consummation of the IPO. The expense recorded did not affect the Company's cash position or net equity as a result of the corresponding credit made to additional paid-in capital.

     The net loss for the year ended December 31, 1996 is largely attributable to the increased emphasis on new lease origination, the timing of the associated revenue recognition, and the creation and development of Paratech. See "General" and "Lease Accounting." In addition, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded a one time, non-cash adjustment of $430,400 to its Provision For Income Taxes during the year ended December 31, 1996. This adjustment was necessitated by the change of the Company's tax status from a Sub-Chapter S Corporation to a C-Corporation in connection with the Company's IPO. The amount of the adjustment represents the cumulative deferred tax liability, which arose primarily from temporary tax differences with respect to depreciation, generated by the S-Corporation and payable in the future by the C-Corporation. This adjustment did not affect the Company's current cash position, as a result of the corresponding credit made to a deferred tax liability account.

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

     For the year ended December 31, 1996, the Company recorded sales revenue of $27.2 million. Of this amount, $11.3 million was from sales type leases and $12.5 million was from the sale of leased equipment to an equipment investor. Subsequent to a sale of this variety, the Company generally is a party to a re-marketing agreement under which it may earn additional income from the asset's future re-lease or sale value. The Company includes these leases within the aggregate value of its active portfolio of owned and managed leases. See "General". For the year ended December 31, 1995, the Company recorded sales revenue of $30.9 million, which included $16.4 million of sales of equipment leases to equipment investors. The decrease in equipment sales revenue is a result of the Company's expansion of its leasing operation and the increased emphasis on lease origination and portfolio development. See "General."

     During the year ended December 31, 1996, the Company recorded $511,700 of fee, interest and other income, an increase of $348,900 over the year ended December 31, 1995. The Company generates fee income from commissions earned on third party lease financing transactions. These transactions generally come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General." Interest income is derived from the investment of the Company's cash balances in interest bearing cash accounts, cash equivalents and marketable securities during the period ended December 31, 1996.

     SG&A totaled $2.4 million for the year ended December 31, 1996, representing an increase of 35.6% over the $1.8 million recorded during the year ended December 31, 1995. The increase in SG&A is a result of the increased sales and support staff at the Company as well as the increased compliance costs associated with being a public company. In addition, expenses incurred at Paratech were a significant contributor to this increase.

     The tax provision of $498,200 for the year ended December 31, 1996 represents the cumulative adjustment of $430,400, described above, plus a provision for state, local and other taxes of $67,800. Prior to 1996, the Company was an S-Corporation and not subject to a corporate federal income tax.

     During the year ended December 31, 1996, the Company entered into new lease transactions totaling $53.7 million of equipment cost. This represents an increase of $46.0 million over the cost of equipment leased during the year ended December 31, 1995. Of the total cost of equipment leased during the year ended December 31, 1996, $12.4 million was subsequently sold to an equipment investor. Of the balance of new lease origination for the year ended December 31, 1996, $21.8 million was recorded as direct finance or sales type leases, and $19.5 million was recorded as operating leases, compared to $3.7 million and $3.9 million respectively, for the year ended December 31, 1995. The increase in new lease origination is a direct result of the Company's efforts to expand its end-user lease origination business. See "General." During the year ended December 31, 1996, the Company entered into $21.6 million of non-recourse lease financing arrangements, net of terminations resulting from lease sales and lease extensions, as compared with $6.8 million for the year ended December 31, 1995. See "Liquidity and Capital Resources." Non-recourse debt entered during the year ended December 31, 1996 increased at a slower rate than new lease origination as a result of the timing of the closing of certain large lease transactions. Of the total amount of new lease business, $18.2 million related to leases for which the Company was not required to pay for the equipment until January 1997. The Company had commitments from lenders for both non-recourse lease financing, and in certain cases, residual value financing, for these leases as of December 31, 1996. See "Liquidity." This amount was recorded as accounts payable-leases on the Company's December 31, 1996 balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had $5.7 million in cash, cash equivalents and marketable securities, including $600,000 which was pledged as additional collateral under a Letter of Credit arrangement. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government or other AA rated obligations. Primarily as a result of the start-up of Paratech and the Company's continuing investment in its portfolio of IT equipment on lease the Company experienced a net cash loss from operations in 1997.

     The Company's leasing business generates cash primarily from the remarketing of equipment coming off leases, and uses cash to acquire computer equipment to put on lease. In addition, the Company's leasing business generates cash from fee related transactions. The Company finances substantially all of its leases by discounting the lease payment stream on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. The Company believes that it currently has sufficient resources to make the residual value investments required to grow its lease portfolio. In addition, the Company has numerous options available to it for the financing of residual value investments, including sales of equipment on lease to equipment investors, residual value sharing arrangements, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease.

     The Company believes that it has completed its start-up cash investment in Paratech. Since Deltaforce is an established operation, the Company does not anticipate investing significant cash in this business. However, in order to expand Paratech's and Deltaforce's operations, which the Company is aggressively seeking to accomplish, the Company will need to utilize its cash balances to fund follow-on acquisitions. The Company is limited to its current cash balances for funding such acquisitions, unless the Company is able in the future to raise significant additional financing. There can be no assurance that the Company will be able to raise any such financing. Further, the Company's cash funds for acquisitions might be limited to the extent that the Company's current operations or the operations or any future acquisitions require the funding the of losses or the incurrence of capital outlay.

     During the year ended December 31, 1997, the Company entered into several residual value sharing and financing arrangements with an equipment investor totaling $8.2 million. This investor (i) purchased a portion of the Company's residual value of equipment on lease in exchange for the right to share in remarketing proceeds generated from the equipment upon lease, and (ii) provided recourse financing for the remaining portion of the Company's residual value investment. The equipment on lease and the related leases serve as collateral for these financings. During the year ended December 31, 1997, in connection with the early extension of leases, the Company repaid $1.3 million of such loans using the proceeds of these extensions. The Company expects to repay the balance of these loans through the proceeds generated from remarketing the subject equipment in the future. These transactions allow the Company to continue to grow and expand its lease portfolio without significantly affecting its current cash balances.

     At December 31, 1997, the Company had two types of credit lines available:

Equipment Bridge Financing Lines: These lines allow the Company to borrow up to $1.25 million in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. During the year ended December 31, 1997, the Company did not borrow any amounts from these lines, and accordingly had nothing outstanding as of December 31, 1997. As a result of its cash balances, the Company has been able to internally finance its equipment purchases.

Lease Finance Line: This line allows the Company to borrow up to $2 million to permanently finance, on a recourse basis, the rental streams under certain lease transactions pledged as collateral. The facility is secured by the individual leases pledged and the associated equipment. The Company is required to maintain certain financial ratios. As of December 31, 1997, the Company was not in compliance with the debt covenant requiring tangible net worth of at least $8 million. Borrowings are financed at a fixed rate spread over the US Treasury bill at the time of funding. As of December 31, 1997, the Company had $315,600 outstanding under this line.

     During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of Common Stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. As of December 31, 1997, the Company had repurchased 50,000 shares for a cash purchase price of $29,000.

     Based on a recent assessment, the Company has determined that its computer software and operating systems are in compliance with the Year 2000 issue. The Company believes that future modifications, if any are required, will not have a material effect on the Company's results of operations or financial position.

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

     The audited financial statements of the Company for the fiscal year ended December 31, 1997 are located beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9  -  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III

ITEM 10  -  ITEM 13  -  DOCUMENTS INCORPORATED BY REFERENCE

     Information with respect to Items 10, 11, 12 and 13 of Form 10-K is hereby incorporated by reference into this Part III of Form 10-K from the Registrant's Definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission on or before April 30, 1998.

                                PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

     The exhibits listed in the Index to Exhibits below are filed as part of this Annual Report on Form 10-K.

     (A)  EXHIBITS:

          3.1*   - Restated and Amended Certificate of Incorporation of
                   the Registrant
          3.2*   - Amended on Restated By-laws of the Registrant
          4.1*   - Specimen Common Stock Certificate
          4.2*   - Form of Underwriter's Unit Purchase Option, as
                   amended
          4.3*   - Form of Class A and Class B Warrant Agreement, as
                   amended
          4.4*   - Specimen Class A Warrant Certificate
          4.5*   - Specimen Class B Warrant Certificate
          10.1*  - Employment Agreement between Registrant and Jeffrey
                   Nortman dated as of January 22, 1996
          10.2*  - Employment Agreement between Registrant and Glenn
                   Nortman dated as of January 22, 1996
          10.3*  - Employment Agreement between the Registrant and Paul
                   Vecker dated as of January 22, 1996
          10.4*  - Form of Master Lease Agreement relating to Computer
                   Equipment Leases
          10.5*  - 1995 Stock Option Plan
          10.6+ - Stock Purchase Agreement dated January 6, 1998 by and among Paramount Financial Corporation and Lawrence
                   P. Kagan and Steven Lippel
          10.7*  - Form of Indemnification Agreement

          10.8*  - Sublease Agreement, dated September 15, 1995,
                   between the Company and Lehman Brothers Inc.
          10.9*  - Consent to Sublease, dated September 15, 1995, among
                   Chasco Company, Lehman Brothers Inc. and the Company 10.10* - 1995 Director Option Plan
          27+    - Financial Data Schedule

-----------

+    Filed herewith.

*    Incorporated by Reference from the Registrant's Registration
     Statement on Form S-1, Registration No. 33-96382.

          FINANCIAL STATEMENTS: See Index to Consolidated Financial Statements on page F-1.

     (B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.

     (C)  EXHIBITS

     The Exhibits set forth in (a) above are filed as part of this Annual Report on Form 10- K.

     (D)  FINANCIAL STATEMENT SCHEDULES

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


                                       PARAMOUNT FINANCIAL CORPORATION


Dated:  March 27, 1998                 By: /s/ GLENN NORTMAN
                                          ----------------------------
                                              Glenn Nortman,
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                           Title                            Date
---------                           -----                            ----


/s/ GLENN NORTMAN             Chief Executive Officer           March 27, 1998
---------------------------     and Director
Glenn Nortman                 (Principal Executive Officer)



/s/JEFFREY NORTMAN            Chief Operating Officer           March 27, 1998
---------------------------     and Director
Jeffrey Nortman


/s/PAUL VECKER                Senior Vice President, Chief      March 27, 1998
---------------------------   Financial Officer, Treasurer
Paul Vecker                     and Director
                              (Principal Financial Officer and
                              Principal Accounting Officer)

            PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------------

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                           DECEMBER 31, 1997
                           -----------------


                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997                F-3

Consolidated Statements of Operations for each of the three years ended     F-4
               December 31, 1997

Consolidated Statements of Shareholders' Equity for each of the three       F-5
               years in the period ended December 31, 1997

Consolidated Statements of Cash Flows for each of the three years           F-6
               in the period ended December 31, 1997

Notes to Consolidated Financial Statements                           F-7 - F-20





Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ----------------------------------------




To Paramount Financial Corporation:


We have audited the accompanying consolidated balance sheets of Paramount Financial Corporation and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paramount Financial Corporation and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Melville, New York
March 6, 1998

                                                 ARTHUR ANDERSEN LLP

            PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------------

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                                                     December 31,
                                                           ----------------------------

                           ASSETS                              1996             1997
                           ------                          ------------    ------------

  Cash and cash equivalents                                $  3,700,774    $  2,209,649
  Investments available for sale                              3,163,841       3,524,456
  Accounts receivable                                         2,260,013       1,138,479
  Net investment in direct finance and sales-type leases     20,942,542      39,941,764
  Assets held under operating leases, net of
    accumulated depreciation                                 21,103,033       5,459,895
  Other assets                                                  391,317         788,218
                                                           ------------    ------------

      Total assets                                         $ 51,561,520    $ 53,062,461
                                                           ============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

LIABILITIES:
  Notes payable                                            $     18,384    $  2,656,365
  Accounts payable                                            1,062,226       1,307,496
  Accounts payable - leases                                  18,234,518         708,568
  Accrued expenses                                              188,169         383,097
  Obligations for financed equipment -
   non-recourse                                              23,461,175      40,287,404
  Deferred income taxes                                         425,662          73,848
                                                           ------------    ------------

      Total liabilities                                      43,390,134      45,416,778
                                                           ------------    ------------

COMMITMENTS (Note 14)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, none outstanding                                    --              --
  Common stock, $.01 par value; 35,000,000 shares
   authorized, 7,990,000 shares issued and
   outstanding, respectively                                     79,900          79,900
  Additional paid-in capital                                 13,644,228      13,644,228
  Accumulated deficit                                        (5,552,742)     (6,049,080)
  Treasury stock, 50,000 shares at cost                            --           (29,365)
                                                           ------------    ------------
      Total shareholders' equity                              8,171,386       7,645,683
                                                           ------------    ------------

      Total liabilities and shareholders' equity           $ 51,561,520    $ 53,062,461
                                                           ============    ============




         The accompanying notes are an integral part of these
                     consolidated balance sheets.

            PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------------

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------


                                                     Years Ended December 31,
                                          ----------------------------------------------
                                            1995               1996             1997
                                          ----------        ----------        ----------

REVENUES:
  Sales                                  $30,857,949       $27,159,894       $21,405,788
  Lease revenue                            2,147,358         3,680,924         9,829,991
  Fee, interest and other income             162,873           511,698         1,159,062
                                         -----------       -----------       -----------

      Total revenues                      33,168,180        31,352,516        32,394,841
                                         -----------       -----------       -----------

COSTS AND EXPENSES:
  Cost of sales                           28,955,984        25,785,022        19,933,213
  Lease expense                            1,828,412         3,419,600         9,499,365
  Selling, general and
    administrative expenses                1,805,499         2,447,884         3,746,712
  Interest expense (Note 7)                5,284,756             6,209              --
                                         -----------       -----------       -----------

      Total costs and expenses            37,874,651        31,658,715        33,179,290
                                         -----------       -----------       -----------

      Loss before provision for
       (benefit from) income taxes        (4,706,471)         (306,199)         (784,449)

PROVISION FOR (BENEFIT FROM) INCOME
TAXES  (Note 9)                               21,850           498,212          (288,111)
                                         -----------       -----------       -----------

      Net loss                           $(4,728,321)      $  (804,411)      $  (496,338)
                                         ===========       ===========       ===========


      Basic loss per common share                               $(0.10)           $(0.06)
                                                           ===========        ==========

      Diluted loss per common share                             $(0.10)           $(0.06)
                                                           ===========        ==========

Shares used in computing net loss
    per share:

      Basic                                                  7,817,973         7,964,466
                                                           ===========       ===========

      Diluted                                                7,817,973         7,964,466
                                                           ===========       ===========





The accompanying notes are an integral part of these consolidated statements.

            PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------------

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            -----------------------------------------------

         FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
         ----------------------------------------------------



                                               Common Stock
                                        ---------------------      Additional
                                                                    Paid-In
                                          Shares       Amount       Capital
                                        ---------     -------      -----------

BALANCE, December 31, 1994            3,301,886   $     33,018   $     32,049

   Issuances of common stock            198,114          1,982      5,250,000
   Current year distributions              --             --             --
   Current year net loss                   --             --             --
                                   ------------   ------------   ------------

BALANCE, December 31, 1995            3,500,000         35,000      5,282,049

   Issuance of common stock in
      the initial public offering,
      net of offering costs of
      approximately $2,057,921        2,990,000         29,900      8,377,179
   Issuance of common stock to
      bridge lenders                  1,500,000         15,000        (15,000)
   Current year net loss                   --             --             --
                                   ------------   ------------   ------------

BALANCE, December 31, 1996            7,990,000         79,900     13,644,228

   Purchase of treasury stock              --             --             --
   Current year net loss                   --             --             --
                                   ------------   ------------   ------------

BALANCE, December 31, 1997            7,990,000   $     79,900   $ 13,644,228
                                   ============   ============   ============



                                    Retained
                                     Earnings
                                   (Accumulated      Treasury
                                     Deficit)         Stock             Total
                                   ------------      --------       -----------

BALANCE, December 31, 1994         $    786,932    $       --      $    851,999

   Issuances of common stock               --              --         5,251,982
   Current year distributions          (806,942)           --          (806,942)
   Current year net loss             (4,728,321)           --        (4,728,321)
                                   ------------    ------------    ------------

BALANCE, December 31, 1995           (4,748,331)           --           568,718

   Issuance of common stock in
      the initial public offering,
      net of offering costs of
      approximately $2,057,921             --              --         8,407,079
   Issuance of common stock to
      bridge lenders                       --              --              --
   Current year net loss               (804,411)           --          (804,411)
                                   ------------    ------------    ------------

BALANCE, December 31, 1996           (5,552,742)           --         8,171,386

   Purchase of treasury stock              --           (29,365)        (29,365)
   Current year net loss               (496,338)           --          (496,338)
                                   ------------    ------------    ------------

BALANCE, December 31, 1997         $ (6,049,080)   $    (29,365)   $  7,645,683
                                   ============    ============    ============

            PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------------
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------


                                                                         Years Ended December 31,
                                                             ------------------------------------------------

                                                                 1995                1996             1997
                                                             ------------        ----------        ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $ (4,728,321)     $   (804,411)     $   (496,338)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Amortization of deferred financing costs                     5,250,000              --                --
   Deferred income taxes                                             --             425,662          (351,814)
   Depreciation                                                   814,218         2,037,472         6,721,854
   Amortization of discounts on investments                          --            (162,296)         (205,082)
   Amortization of unearned operating lease revenue from
    sublease transactions                                        (104,073)          (19,928)             --
   Amortization of prepaid operating lease expense from
    sublease transactions                                          92,376            25,067              --
   Changes in operating assets and liabilities:
    Accounts receivable                                            56,032        (2,153,219)        1,121,534
    Inventory of equipment                                         65,725              --                --
    Other assets                                                 (453,749)          279,659          (396,901)
    Unearned sales revenue                                       (825,000)             --                --
    Accounts payable                                             (323,933)          642,602           245,270
    Accounts payable - leases                                    (126,990)       18,107,528       (17,525,950)
    Accrued expenses                                              179,586          (105,576)          194,928
                                                             ------------      ------------      ------------
Net cash (used in) provided by operating activities              (104,129)       18,272,560       (10,692,499)
                                                             ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment for direct finance leases and
     sales-type leases                                         (3,707,954)      (21,773,460)      (38,158,975)
   Termination of direct finance leases                           729,330         1,591,822         4,499,046
   Proceeds applied to direct finance leases and
     sales-type leases                                          1,943,781         5,685,159        12,327,521
   Purchase of equipment for operating leases                  (3,950,717)      (31,913,845)         (346,733)
   Termination of operating leases                                 30,200        12,749,549         6,972,505
   Residual value sharing arrangements                               --                --           4,628,698
   Purchases of investments                                          --         (19,495,594)      (14,187,250)
   Proceeds from sale/maturity of investments                        --          16,494,049        14,031,717
                                                             ------------      ------------      ------------
Net cash used in investing activities                          (4,955,360)      (36,662,320)      (10,233,471)
                                                             ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock in an initial
     public offering                                                 --           8,407,079              --
 Distributions to shareholders in cash                           (806,942)             --                --
 Repurchase of common stock                                          --                --             (29,365)
 Proceeds from notes payable                                    1,611,697              --           3,894,286
 Repayment of notes payable                                       (64,000)       (1,593,313)       (1,256,305)
 Increase in non-recourse lease financing                       7,562,494        31,559,769        38,818,439
 Termination of non-recourse lease financing                     (782,362)       (9,978,194)       (3,463,973)
 Repayments and interest amortization applied to
     non-recourse lease financing                              (2,594,523)       (7,458,283)      (18,528,237)
                                                             ------------      ------------      ------------
Net cash provided by financing activities                       4,926,364        20,937,058        19,434,845
                                                             ------------      ------------      ------------
Net (decrease) increase in cash and cash equivalents             (133,125)        2,547,298        (1,491,125)

CASH AND CASH EQUIVALENTS, beginning of period                  1,286,601         1,153,476         3,700,774
                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                     $  1,153,476      $  3,700,774      $  2,209,649
                                                             ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                 $     21,850      $     24,437      $     48,574
                                                             ============      ============      ============

  Cash paid for interest                                     $    521,483      $  1,358,538      $  2,936,823
                                                             ============      ============      ============



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

On January 22, 1996 ("Effective Date"), the Company consummated an initial public offering of its securities. In connection with the offering, the Company issued a total of 1,495,000 units inclusive of the underwriter's over-allotment option which was exercised in full, at a price of $7.00 per unit. Each unit sold in the offering consists of two shares of common stock and two redeemable class A warrants. The common stock and class A warrants are detachable and can trade separately. The class A warrants are exercisable commencing one year from the Effective Date. Each class A warrant entitles the holder to purchase one share of common stock at $4.00 per share (subject to adjustment for anti-dilution) during the four year period commencing one year from the Effective Date. The class A warrants are redeemable by the Company for $0.05 per warrant, in the event that the closing bid price of the Company's common stock exceeds $9.00 per share for twenty consecutive trading days ending within ten days of the notice of redemption. With the prior written consent of the underwriter, upon thirty days written notice to all holders of the class A warrants, the Company shall have the right to reduce the exercise price and/or extend the term of the class A warrants. None of the class A warrants issued in connection with the initial public offering have been exercised to date. Net proceeds of the offering totaled approximately $8,400,000, after deducting underwriting discount and commissions, underwriter's non-accountable expense allowance and other offering expenses.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements as of and for the years ended December 31, 1996 and 1997 include the accounts of the Company and its wholly owned subsidiary, Paratech Resources Inc., after elimination of intercompany balances and transactions.

Cash Equivalents
----------------

The Company considers all highly liquid debt and equity instruments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

Investments Available for Sale
------------------------------

Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" addresses the accounting and reporting for investments in debt and equity securities. Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (on an after tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

At December 31, 1996 and 1997, investments available for sale consist of United States government and agency bonds with original maturities of one year or less. The cost of debt securities is adjusted for accretion of discount to maturity and recorded as interest income. At December 31, 1996 and 1997, the cost basis of these securities approximates market value.

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

Completed lease contracts which qualify as direct finance and sales-type leases, as defined by Statement of Financial Accounting Standards No. 13, ("SFAS 13") "Accounting for Leases", are accounted for on the balance sheet by recording the total minimum lease payments receivable, the estimated residual value of the leased equipment and the unearned income. The unearned lease income represents the excess of the total minimum lease payments and the estimated residual value expected to be realized, over the cost of the related equipment. The unearned income is recognized as revenue over the term of each lease by applying a constant periodic rate of return to the declining net investment in each lease.

Lease revenue includes that portion of unearned income amortized into income during the current period. Revenue recognized at the inception of a sales-type lease is recorded in sales.

Assets Held Under Operating Leases
----------------------------------

Assets held under operating leases consist of the equipment at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term up to the Company's estimate of the equipment's residual value at lease expiration. Accumulated depreciation was approximately $2,315,000 and $5,148,000 at December 31, 1996 and 1997, respectively.

Lease revenue includes the contractual lease payments and is recognized on a straight-line basis over the lease term.

Residual Values
---------------

The Company's residual value estimates are based on current market conditions and published residual value projections, as determined at lease inception. On an ongoing basis, the Company compares its residual value estimates against currently published independent forecasts of equipment values at lease expiration as well as other known market conditions. If the residual value is determined to be excessive and the decline in residual value is judged to be other than temporary, the Company revises its residual values accordingly with corresponding adjustments to income and unearned income. During the years ended December 31, 1996 and 1997, the Company entered into residual value sharing agreements whereby an equipment investor or a financial institution purchased a portion of the residual value of the equipment on lease in exchange for the right to share in re-marketing proceeds received upon lease expiration. The proceeds received were used to reduce the cost basis and the residual value in the leased assets.

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

Income Taxes
------------

At its inception, the Company elected status as an S corporation and, therefore, through December 31, 1995 was not subject to federal income tax as a separate entity. Instead, the shareholders were taxed on the Company's income, whether or not distributed, and they were entitled to deduct Company losses, if any, to the extent of the tax basis each shareholder had in the Company's common stock. The Company had been subject to certain corporate taxes on the state level. In connection with its initial public offering described above, the Company terminated its S election and is currently taxable as a C corporation. The adjustment to record deferred income taxes upon termination of the Company's S election was to record a net deferred income tax liability of approximately $430,000 in 1996.

Deferred income taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rate at which these differences are expected to reverse in accordance with Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes".

Net Loss Per Common Share
-------------------------

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". In accordance with SFAS 128, basic loss per common share amounts for the years ended December 1996 and 1997 have been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as they would have an anti-dilutive effect.

Stock-Based Compensation
------------------------

In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (see Note 11).

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

3.   DIRECT FINANCE AND SALES-TYPE LEASES:
     -------------------------------------

The net investment in direct finance and sales-type leases at December 31, 1996 and 1997 was comprised of the following:

                                                               1996            1997
                                                               ----            ----

Total minimum lease payments receivable                    $22,668,923     $39,434,601
Estimated residual value of equipment                          541,947       3,777,595
                                                           -----------     -----------
                                                            23,210,870      43,212,196

Less: unearned income                                        2,268,328       3,270,432
                                                           -----------     -----------
Net investment in direct finance and sales-type leases     $20,942,542     $39,941,764
                                                           ===========     ===========



4.   FUTURE MINIMUM LEASE PAYMENTS:
     ------------------------------

Future minimum lease rentals to be received by the Company under non-cancelable direct finance, sales-type and operating leases expiring through 2002 are as follows:

      Years Ending          Direct Finance and             Operating
      December 31,          Sales-Type Leases                Leases
      ------------          -----------------                ------

      1998                      21,842,685                2,977,191
      1999                      14,495,741                1,611,942
      2000                       2,134,938                  232,960
      2001                         691,961                   82,960
      2002                         269,276                     -


5.   SUBLEASE TRANSACTIONS:
     ----------------------

The Company enters into certain transactions in which it acts as both lessee and sublessor of equipment. Since both the lease and sublease are operating leases, no related assets or liabilities are recorded on the Company's balance sheet, other than transactions that are prepaid. The Company recognized approximately $523,000 and $38,700 in rental income and approximately $533,200 and $40,300 in rent expense from sublease transactions during the years ended December 31, 1995 and 1996, respectively. For the year ended December 31, 1997, the Company did not have sublease rental income or expense.

In certain cases both the Company and the sublessee have made discounted payments at the lease inception in full satisfaction of the lease obligations. Payments received by the Company are recorded as unearned operating lease revenue, and amortized into lease revenue on a straight-line basis over the life of the sublease. Payments made by the Company are recorded as prepaid lease expense, included within other assets on the accompanying consolidated balance sheets, and amortized into lease expense on a straight-line basis over the life of the lease.

6.   OBLIGATIONS FOR FINANCED EQUIPMENT - NON-RECOURSE:
     --------------------------------------------------

Under various arrangements with banks and financial institutions, the Company finances substantially all of its equipment leases with non-recourse notes. These notes provide for an assignment of future lease rentals to these institutions at fixed interest rates (which range between 6.2% and 10.8%). In exchange for these future rentals, the Company receives a discounted cash payment. In the event of a default by a lessee, the financial institution has a first lien on the underlying equipment, with no further recourse against the Company. The underlying equipment securing these non-recourse notes represents the Company's assets under direct finance, sales-type and operating leases, which total approximately $24.9 million in book value at December 31, 1996 and $45.3 million at December 31, 1997.

Future maturities through 2002 on the non-recourse notes described above are as follows:

      Years Ending December 31,         Lease Payments
      -------------------------         --------------

      1998                               $24,283,204
      1999                                15,746,400
      2000                                 2,398,764
      2001                                   695,842
      2002                                   225,994
                                         -----------
                                          43,350,204
      Less: Interest                       3,062,800
                                         -----------
                                         $40,287,404
                                         ===========

7.   NOTES PAYABLE AND OTHER FINANCING:
     ----------------------------------

Notes payable were comprised of the following at December 31, 1996 and 1997:

                                   1996                             1997
                                   ----                             ----

Notes payable to a financial
institution (a)                $            -                   $ 2,324,611

Note payable to bank (b)                 18,384                     331,754
                               ----------------                ------------
                               $         18,384                $  2,656,365
                               ================                ============


(a) During 1997, the Company entered into three notes payable agreements totalling $2,086,555 with a financial institution to finance the residual value of certain equipment on lease, at an interest rate of prime (8.50% at December 31, 1997) plus 0.25%. Interest is payable quarterly and the principal amount is due 60 days after lease expiration. All three notes mature in the year 2000. The equipment on lease and the related lease serve as collateral for the notes payable.

     Also in 1997, the Company entered into a similar arrangement with the same institution for $238,056 of residual value financing bearing interest at prime (8.50% at December 31, 1997) plus 0.50% payable semi-annually. The entire principal amount is due 60 days after lease expiration (November 30, 1999). The equipment on lease and the related lease serve as collateral for this note payable.

     The Company expects to repay the loans referred to above using the proceeds generated from re-marketing the subject equipment in the future.

     The Company entered into a similar note payable in the amount of $1,254,000 with the same institution in early 1997 and repaid the loan in the same year.

(b) In December 1997, the Company entered into a loan agreement with a bank for a $2,000,000 credit facility, which expires on December 30, 1998, to finance the purchase of equipment on leases that are approved by the bank. The bank will issue notes equal to the discounted rental payments under the leases being financed using the bank's current interest rate. The notes are payable monthly as the lease payments become due. As collateral for the notes, the bank has a first priority security interest in the equipment and the underlying lease. Under the agreement the Company is required to maintain certain financial ratios. As of December 31, 1997, the Company was not in compliance with the debt covenant requiring tangible net worth of at least $8 million. As of December 31, 1997, the Company had borrowed approximately $316,000 at 7.90%. Annual maturities are $229,000, $87,000 and $19,000 in 1998, 1999 and 2000, respectively.

In July 1995, the Company completed agreements with a group of lenders for an aggregate of $1,000,000 in bridge loans, with interest at 8% per annum. In accordance with the terms of the loans, upon consummation of the Company's initial public offering these loans, plus accrued interest to date, were paid in full.

As additional compensation for making the bridge loans, the bridge lenders received the right to acquire 750,000 units of the Company's securities (the "Bridge Units") and an aggregate of 1,500,000 class B warrants to purchase 1,500,000 shares of common stock commencing on the Effective Date. Each unit consists of two shares of the Company's common stock and two redeemable class A warrants. The terms and conditions of the shares of common stock and the class A warrants included in the Bridge Units are identical to the terms and conditions of the common stock and class A warrants sold to the public in the Company's initial public offering. The terms and conditions of the class B warrants are identical to the class A warrants, except that each class B warrant will be exercisable at a price of $4.20 per share. The Company recorded an expense of $5,250,000 during 1995 in connection with the issuance of these units based on the value of the Company's common stock at the time of the initial public offering.

Additional Financing
--------------------

During 1997, the Company entered into several residual value sharing agreements whereby a financial institution agreed to purchase a portion of the residual values of the equipment on lease for approximately $4,629,000 in exchange for the right to share in re-marketing proceeds received upon lease expiration. The proceeds received were used to reduce the Company's cost basis and residual value in the leased assets.

8.   LINES OF CREDIT:
     ----------------

Secured Bridge Line
-------------------

This facility has been arranged with two banks in the total amount of $1,250,000, for the purpose of financing the cost of equipment purchased for sale or lease, on a short-term basis, generally payable in 30 to 90 days. The lending banks are given a first security interest in both the equipment and the contract for sale or lease. The above secured line also includes a $100,000 unsecured working capital line. The interest rate charged for these borrowings is a floating 1% over the banks' prime lending rate, 8.25% and 8.5% at December 31, 1996 and 1997, respectively. Both lines expire on June 30, 1998. As of December 31, 1996 and 1997, no amounts were outstanding under these facilities.

9.   INCOME TAXES:
     -------------

The provision for (benefit from) income taxes is comprised of the following:

                                                 Years Ended December 31,
                                           ---------------------------------------
                                              1995          1996            1997
                                              ----          ----            ----

  Current:
   Federal                                 $    --        $    --        $    --
   State                                      21,850         72,550         63,703
                                           ---------      ---------      ---------
                                              21,850         72,550         63,703
                                           ---------      ---------      ---------
Deferred:
   Federal                                      --          (82,583)      (251,928)
   State                                        --          (12,145)       (99,886)
                                           ---------      ---------      ---------
                                                --          (94,728)      (351,814)
                                           ---------      ---------      ---------
Valuation allowance                                          90,000           --
                                                          ---------      ---------
Termination of Subchapter "S" election          --          430,390           --
                                           ---------      ---------      ---------
Total                                      $  21,850      $ 498,212      $(288,111)
                                           =========      =========      =========

Significant components of deferred income tax assets and (liabilities) are as follows:

                                                     1996             1997
                                                     ----             ----

   Depreciation                                   $(984,844)     $ 263,757
   Lease transactions treated differently for
     tax and financial reporting purposes           447,006       (803,095)
   Net operating loss carryforward                  190,844        471,698
   Valuation allowance                              (90,000)       (90,000)
   Other                                             11,332         83,792
                                                  ---------      ---------

Net deferred income tax liability                 $(425,662)     $ (73,848)
                                                  =========      =========



The following reconciliation presents the principal reasons for the difference between income taxes calculated at the United States federal statutory income tax rate (34%) and the provision for (benefit from) income taxes:

                                                          Years Ended December 31,
                                                         -------------------------
                                                          1996         1997
                                                          ----         ----

   Federal income tax benefit at U.S. statutory rate     $(104,108)     $(266,713)
   Subchapter "C" impact of SFAS 109                       430,390           --
   Valuation allowance                                      90,000           --
   Franchise taxes, net of federal benefit                  36,583         39,547
   All other, net                                           45,347        (60,945)
                                                         ---------      ---------

   Provision for (benefit from) income taxes             $ 498,212      $(288,111)
                                                         =========      =========

For the year ended December 31, 1995, income was taxable at the shareholder level since the Company had made a Subchapter "S" election.

The Company has net operating loss carryforwards for income tax reporting purposes of approximately $1,210,000 expiring through 2012. The valuation allowance represents that portion of the deferred income tax benefit that the Company may not be able to realize.

10.  SHAREHOLDERS' EQUITY:
     ---------------------

In connection with the recapitalization of the Company in contemplation of its initial public offering, in August 1995, the Company's Board of Directors approved a stock split of approximately 33,018.86792-to-one, in the form of a stock dividend to the Company's common shareholders. Par value changed to $0.01 per share from $1.00 per share. The stock dividend resulted in the issuance of 3,499,894 additional shares of common stock, for a total of 3,500,000 shares outstanding subsequent to the split. This action required an amendment to the Company's Articles of Incorporation, which increased the number of authorized shares of common stock from 1,000 to 35,000,000 and authorized 5,000,000 shares of preferred stock.

All shareholders' equity accounts and per share data have been retroactively adjusted to reflect such recapitalization.

Pursuant to a 1993 agreement, in April 1995, the Company issued common shares representing 6% of the previous total outstanding shares to an officer.

All of the Company's shareholders prior to the initial public offering were also executive officers and directors of the Company.

See Note 1 for a description of the Company's initial public offering of its securities.

During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of common stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. As of December 31, 1997, the Company had repurchased 50,000 shares for a cash purchase price of $29,000.

11.  STOCK OPTION PLANS:
     -------------------

Employee Stock Option Plan
--------------------------

On August 28, 1995, the Board of Directors adopted and the Company's shareholders approved the Stock Option Plan for all senior executive officers, key employees and consultants of the Company pursuant to which 750,000 shares of common stock were reserved for issuance. In June 1997, the Board of Directors approved an amendment to increase the aggregate number of shares of common stock reserved for issuance by 750,000 shares, for a total of 1,500,000. Options granted under the Stock Option Plan may be either incentive stock options ("ISO's"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options ("NSO's"). Under the Stock Option Plan, the Board of Directors may grant (i) ISO's at an exercise price per share which is not less than the fair market value of a share of common stock on the date on which such ISO's are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company), and (ii) NSO's at an exercise price per share which is determined by the Board of Directors (and which may be less than the fair market value of a share of common stock on the date on which such NSO's are granted). The Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Board of Directors, except that ISO's may not be exercised after the expiration of ten years from the date the ISO was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company). Any option granted under the Stock Option Plan will be nontransferable and may be exercised upon payment of the option price in cash, a cash equivalent, common stock or any other form of consideration which is acceptable to the Board of Directors.

In 1997, the Company granted a total of 165,000 options, net of cancellations, pursuant to the Stock Option Plan. Of the total options granted, 85,000 options are exercisable after one year and the remaining 80,000 options are exercisable in whole or in part 20% per year from the date of grant. As of December 31, 1997, none of the options were exercisable. The Company accounts for these plans under APB Opinion No. 25, under which no compensation has been recorded. Had compensation cost for the plan been determined in accordance with SFAS 123, the Company's net loss and basic loss per common share would have been decreased to the following proforma amounts:

                                                                    1997
                                                                    ----

 Net Loss                             As Reported                $496,338
                                      Pro Forma                   518,148

 Basic loss per common share          As Reported              $      .06

                                      Pro Forma                $      .07


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. There were no stock options granted in 1996.

The following table reflects activity under the Stock Option Plan for the year ended December 31, 1997:

                                                                    Weighted
                                                                     Average
                                                      Shares        Exercise
                                                      ------        --------
                                                                      Price
                                                                      -----

Outstanding, beginning of the year                        -           $ -
 Granted                                             210,000           .50
 Canceled                                            (45,000)          .53
                                                     -------

Outstanding, end of year                             165,000           .50
                                                     =======
Weighted average fair value of options granted          $.25


Of the 165,000 options outstanding as of December 31, 1997, 80,000 options have exercise prices between $.38 and $.41 with a weighted average exercise price of $.40 and a weighted average remaining contractual life of 9.25 years. The remaining 85,000 options have an exercise price of $.59 and a weighted average remaining contractual life of 9.25 years.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997:
risk-free interest rate of 6.5%, expected lives of 3.45 years, expected dividend yields of 0% and expected stock price volatility of 71%.

Director Option Plan
--------------------

On October 1, 1995, the Board of Directors of the Company adopted, and the Company's shareholders approved, the Director Option Plan (the "Director Plan") pursuant to which 50,000 shares of common stock of the Company were reserved for issuance upon the exercise of options granted to non-employee directors of the Company. Under the Director Plan, an eligible director of the Company will, after having served as a director for one year, automatically receive non-qualified stock options to purchase 2,000 shares of common stock per annum at an exercise price equal to the fair market value of such shares at the time of grant of such options. Each option is immediately exercisable for a period of ten years from the date of grant but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company. The Company has adopted SFAS 123 to account for stock-based compensation awards granted to non-employee directors, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. As of December 31, 1997, there were no options granted to directors under the Director Plan.

12.     EMPLOYEE SAVINGS PLAN
        ---------------------

The Company has an employee savings plan which covers all employees who have completed at least one year of service with the Company and permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Company contributions are discretionary. As of December 31, 1996 and 1997, the Company did not make any contributions to the plan.

13.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:
        -------------------------------------------------

For the years ended December 31, 1995, 1996 and 1997, the following customers represented in excess of 10% of total revenues for the respective years:

      Customer          1995           1996           1997
      --------          ----           ----           ----

      A                  10%             -              -
      B                  58%             -              -
      C                  13%             -              -
      D                   -             40%             -
      E                   -             25%             -
      F                   -              -             47%
      G                   -              -             14%

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

14.     COMMITMENTS:
        ------------

Letter of Credit
----------------

In 1997, the Company utilized a standby letter of credit in the amount of $500,000 to guarantee payment under a financing arrangement for trade purchases made by the Company's wholly owned subsidiary, Paratech Resources, Inc. The letter of credit is backed by $600,000 of cash kept in a safekeeping cash account with the bank that issued the letter of credit.

Operating Leases
----------------

The Company leases office facilities and office equipment under operating leases expiring through August 1999. Total rent expense amounted to approximately $45,000, $90,000 and $130,000 in 1995, 1996 and 1997, respectively. Total minimum lease payments due under non-cancelable operating leases as of December 31, 1997, are as follows:

                 Years Ending
                 December 31,               Office Facilities
                 ------------               -----------------

                    1998                         $68,694
                    1999                          46,480

Employment Agreements
---------------------

The Company has entered into employment agreements with 3 executives expiring through the end of 1998 with aggregate minimum payments totalling $940,000.

15.     SUBSEQUENT EVENT
        ----------------

On January 9, 1998, the Company acquired 100% of the outstanding shares of Deltaforce Personnel Services, Inc., a privately held, New York City-based staffing company. The acquisition will be accounted for as a purchase; accordingly the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition.

                        EXHIBIT INDEX


Exhibit          Description
-------          -----------

10.6 Stock Purchase Agreement dated January 6, 1998 by and among Paramount Financial Corporation and Lawrence
                 P. Kagan and Steven Lippel


27               Financial Data Schedule