Form 10-Q
period 1998-03-31
PARAMOUNT FINANCIAL CORP
filed 1998-05-14
CIK 1000179

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

                         FOR THE QUARTER ENDED MARCH 31, 1998

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


                    NUMBER OF SHARES OUTSTANDING AT MAY 12, 1998:

             7,914,000 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.



          -----------------------------------------------------------------

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    MARCH 31, 1998





          PART I - FINANCIAL INFORMATION                         Page No.
                                                                 --------

            Item 1 - Financial Statements

                   Consolidated Balance Sheets
                   December 31, 1997 and March 31, 1998   . . . . . .   1

                   Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1998   . . .   2

                   Consolidated Statement of Changes in Stockholders'
                   Equity Three Months Ended March 31, 1998   . . . .   3

                   Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1998   . . .   4

                   Notes to Unaudited Consolidated Financial
                   Statements . . . . . . . . . . . . . . . . . . . .   5

            Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  .  6-9


          PART II - Other Information . . . . . . . . . . . . . . . . .  10


          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  11

                            PART I:  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                         DECEMBER 31,      MARCH 31,
                      ASSETS                1997              1998
                      ------             ------------      ----------
                                                          (UNAUDITED)

           Cash and cash equivalents .   $ 2,209,649     $ 5,282,603

           Investments available for
             sale  . . . . . . . . . .     3,524,456              --

           Accounts receivable . . . .     1,138,479       1,495,844

           Net investment in direct
             finance and sales-
             type leases . . . . . . .    39,941,764      37,784,043

           Assets held under operating
             leases, net of accumulated
             depreciation  . . . . . .     5,459,895       9,074,108

           Other assets  . . . . . . .       788,218       1,336,999
                                        ------------    ------------

           Total assets  . . . . . . .   $53,062,461     $54,973,597
                                        ============    ============


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

           Notes payable . . . . . . .   $ 2,656,365     $ 2,892,558

           Accounts payable  . . . . .     1,307,496         705,502

           Accounts payable - leases .       708,568         964,863

           Accrued expenses  . . . . .       383,097         351,530

           Obligations for financed
            equipment - non-recourse .    40,287,404      42,388,533

           Deferred income taxes . . .        73,848          73,848
                                        ------------    ------------

           Total liabilities . . . . .    45,416,778      47,376,834
                                        ------------    ------------
           Shareholders' equity:

           Preferred stock, $.01 par
               value; 5,000,000 shares
               authorized, none
               outstanding   . . . . .            --              --

           Common stock, $.01 par
               value; 35,000,000 shares
               authorized, 7,990,000
               shares issued and
               outstanding,
               respectively  . . . . .        79,900          79,900

           Additional paid-in capital     13,644,228      13,644,228

           Accumulated deficit . . . .    (6,049,080)     (6,082,414)

           Treasury stock, 50,000 and
               76,000 shares at cost,
               respectively  . . . . .       (29,365)        (44,951)
                                        ------------    ------------

           Total shareholders' equity      7,645,683       7,596,763
                                        ------------    ------------
           Total liabilities and
           shareholders' equity  . . .   $53,062,461     $54,973,597
                                        ============    ============


                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------

                                      UNAUDITED
                                      ---------



                                                1997          1998
                                            ------------   ----------

           REVENUES:

           Sales . . . . . . . . . . . . .  $  936,239    $14,481,462

           Lease revenue . . . . . . . . .   2,609,347      1,506,328

           Fee, interest and other income      500,875        219,927
                                             ---------     ----------

                  Total revenues . . . . .  $4,046,461    $16,207,717
                                             ---------     ----------


           COSTS AND EXPENSES:

           Cost of sales . . . . . . . . .     775,144     13,788,191

           Lease expense . . . . . . . . .   2,449,082      1,443,175

           Selling, general and
            administrative expenses  . . .     702,636      1,031,907
                                             ---------     ----------

                  Total costs and expenses   3,926,862     16,263,273
                                             ---------     ----------

           Income (loss) before provision
            for (benefit from) income taxes    119,599        (55,556)

           PROVISION FOR (BENEFIT FROM)
            INCOME TAXES . . . . . . . . .      47,839        (22,222)
                                             ---------     ----------

                  Net income (loss)  . . .    $ 71,760       ($33,334)
                                             =========     ==========

                  Basic income per common        $0.01             --
                   share . . . . . . . . .   =========     ==========

                  Diluted income per common      $0.01             --
                   share . . . . . . . . .   =========     ==========

           Shares used in computing net
            income per share:

                  Basic  . . . . . . . . .   7,990,000      7,919,733
                                             =========     ==========

                  Diluted  . . . . . . . .   7,990,000      7,919,733
                                             =========     ==========

                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              ---------------------------------------------------------

                      FOR THE THREE MONTHS ENDED MARCH 31, 1998
                      -----------------------------------------

                                      UNAUDITED
                                      ---------



                                          COMMON STOCK
                                     ----------------------

                                                                ADDITIONAL
                                                                 PAID-IN
                                      SHARES        AMOUNT       CAPITAL
                                   ------------   ----------    ----------
           BALANCE, DECEMBER 31,
            1997 . . . . . . . .    7,990,000       $79,900    $13,644,228

           Net (loss)  . . . . .           --            --             --

           Purchase of treasury
            stock  . . . . . . .           --            --             --
                                  -----------    ----------   ------------

           BALANCE, MARCH 31,
            1998 . . . . . . . .    7,990,000       $79,900    $13,644,228
                                  ===========    ==========   ============





                                    ACCUMULATED      TREASURY
                                     (DEFICIT)        STOCK        TOTAL
                                    -----------    -----------    -------

           BALANCE, DECEMBER 31,
            1997 . . . . . . . .    ($6,049,080)     $(29,365)   $7,645,683

           Net (loss)  . . . . .        (33,334)           --       (33,334)

           Purchase of treasury
            stock  . . . . . . .             --       (15,586)      (15,586)
                                   ------------     ---------   -----------

           BALANCE, MARCH 31,
            1998 . . . . . . . .    ($6,082,414)     ($44,951)   $7,596,763
                                   ============     =========   ===========



                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------
                                      UNAUDITED
                                      ---------

                                        1997                  1998
                                     -----------         ------------

           CASH FLOWS FROM
            OPERATING
            ACTIVITIES:

           Net income (loss) . .        $71,760             $(33,334)

           Adjustments to
            reconcile net
            income (loss)
            to net cash
            (used in)
            provided by
            operating
            activities:

             Depreciation  . . .      1,894,449              788,645

             Amortization
               of discounts
               on investments. .        (48,436)             (26,953)

             Amortization of
               goodwill  . . . .             --               14,778

           Changes in operating
            assets and liabilities:

                Accounts
                  receivable . .      1,213,799              (18,847)

                Other assets . .         14,582               68,582

                Accounts payable        (62,907)            (601,994)

                Accounts payable
                  - leases . . .    (17,554,731)             256,295

                Accrued expenses         11,469             (116,522)
                                  -------------         ------------
           Net cash provided by
            (used in) operating
            activities . . . . .    (14,460,015)             330,650
                                  -------------         ------------

           CASH FLOWS FROM
           INVESTING ACTIVITIES:

             Purchase of
               equipment for
               direct finance
               leases and sales
               -type leases  . .    (10,110,254)          (5,223,675)

             Termination of
               direct finance
               leases  . . . . .        272,922            3,159,587

             Proceeds applied to
               direct finance
               leases and sales
               -type leases  . .      2,156,303            4,158,810

             Purchase of
               equipment for
               operating leases         (41,333)          (5,110,445)

             Termination of
               operating leases              --               57,000

             Residual value
               sharing
               arrangements  . .      3,009,570              713,587

             Payment for
               acquisition of
               Deltaforce, net
               of cash acquired              --             (213,706)

             Purchases of
               investments . . .     (1,879,906)          (3,084,593)

             Proceeds from
               sale/maturity of
               investments . . .      3,195,000            6,636,003
                                   ------------          -----------
           Net cash (used in)
             provided by
             investing
             activities  . . . .     (3,397,698)           1,092,568
                                   ------------          -----------
           CASH FLOWS FROM
            FINANCING
            ACTIVITIES:

             Repurchase of
               common stock  . .             --              (15,586)

             Proceeds from notes
               payable   . . . .      1,959,567              817,427

             Repayment of notes
               payable   . . . .           (555)          (1,253,234)

             Increase in non-
               recourse lease
               financing   . . .     21,036,113            9,795,722

             Termination of non-
               recourse lease
               financing   . . .             --           (2,864,076)

             Repayments and
               interest
               amortization
               applied to non-
               recourse lease
               financing   . . .     (3,748,806)          (4,830,517)
                                   ------------           ----------

           Net cash provided by
            financing activities     19,246,319            1,649,736
                                   ------------           ----------

           Net increase in cash
            and cash equivalents      1,388,606            3,072,954

           CASH AND CASH
            EQUIVALENTS,
            beginning of period       3,700,774            2,209,649
                                   ------------          -----------

           CASH AND CASH
            EQUIVALENTS, end of
            period . . . . . . .     $5,089,380           $5,282,603
                                   ============          ===========

           SUPPLEMENTAL CASH
            FLOW INFORMATION:

             Cash paid for
               income taxes  . .     $   47,850           $   22,120
                                   ============          ===========

             Cash paid for
               interest  . . . .     $  553,374           $  614,653
                                   ============          ===========

                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                 Notes to Unaudited Consolidated Financial Statements
                 ----------------------------------------------------



          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiaries (the "Company") at March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1997 and 1998, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

          2. The financial statements for the three months ended March 31, 1998 are consolidated to include the results of the Company's two wholly owned subsidiaries, Paratech Resources, Inc. and Deltaforce Personnel Services, Inc ("Deltaforce"). All material intercompany balances and transactions have been eliminated.

          3. On January 9, 1998, the Company acquired 100% of the outstanding shares of Deltaforce, a privately held New York City-based staffing company, for approximately $688,000, which included $325,000 of notes payable. The acquisition was accounted for as a purchase and accordingly the operating results of Deltaforce have been included in the Company's consolidated statements since the date of the acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $591,000 has been recorded as goodwill and is being amortized over 15 years.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, included elsewhere in this Form 10-Q.


          GENERAL

             Paramount Financial Corporation and subsidiaries ("Paramount" or the "Company") is a comprehensive asset management and business solution provider, offering customers a wide range of integrated services, including lease finance, information technology ("IT") consulting, network design and implementation and staffing services. The Company includes two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and, as of January 1998, Deltaforce Personnel Services, Inc. ("Deltaforce").

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

             The first quarter of 1998 was significant for several reasons. In January, the Company completed the acquisition of Deltaforce Personnel Services, Inc., a privately held New York City based staffing company. This acquisition further enhances the Company's product offerings by including staffing services to its expanding list of integrated services, and is a continuation of the Company's strategic diversification plans. In addition to the Deltaforce acquisition, the Company continued to invest in the expansion of its systems integration subsidiary, Paratech Resources, Inc., which is moving ahead with its growth plans in both personnel and product offerings. Both of these companies are an important part of the evolution of Paramount from a lease finance company to a diversified business solution provider.
          When comparing the first quarter of 1998 with the first quarter of 1997 it is important to note that Deltaforce was not part of the Company until January 1998 and Paratech was a relatively insignificant part of the Company as of March 31, 1997.

             The Company remains committed to the growth of its lease portfolio and continued to expand this activity during the three months ended March 31, 1998. The Company believes that continued expansion of the portfolio of IT equipment on lease will create financial benefits over a continuum of time, since, unlike other equipment, IT equipment is frequently upgraded and/or enhanced during the term of its lease, resulting in opportunities to lease new equipment and re-market displaced equipment. Further, as an integrated lessor and business solution provider, the Company believes that it is well positioned to meet the ever-changing needs of its customers.

          LEASE ACCOUNTING

             In accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"), the Company classifies its leases as either operating leases or direct finance leases. The allocation of income among accounting periods within a lease term will vary depending upon the lease classification, as described below.

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

             At lease inception, the cost of equipment under direct finance leases is recorded as "Net investment in direct finance leases". The difference between the gross lease payments receivable, plus the estimated residual value of the equipment, and the equipment cost is recognized as income over the life of the lease using the effective interest method.

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

             The Company's portfolio of equipment on lease is further divided into equipment owned by Paramount and equipment managed by Paramount. As of March 31, 1998, the portfolio of equipment on lease owned by Paramount had a combined net book value on the balance sheet of $46.9 million and had an original cost basis of $69.7 million. Equipment managed by Paramount is equipment on lease to customers of Paramount which was subsequently sold to investors, but with respect to which Paramount remains the lessor and remarketing agent. The portfolio of equipment managed by Paramount had an original cost of $23.2 million. Thus, as of March 31, 1998, the portfolio of equipment on lease owned and managed by Paramount had an original acquisition cost of $92.9 million.

             The Company is aggressively working to maximize the returns on the residual value investments made on its lease portfolio. Such efforts often result in equipment originally leased under an operating lease, and accounted for as described above, being upgraded or otherwise enhanced and extended at the original lessee, or leased to a different end-user. The resulting lease may qualify under SFAS 13 as a sales type lease, in which the Company can record as sales revenue the fair market value of the equipment and recognize as income the difference between this amount and the equipment's cost or net book value. Since a sales type lease is a form of direct finance lease, the new lease is recorded over its remaining term as a direct finance lease resulting in a reduction of lease rental income and lease expense compared to the original operating lease accounting.


          RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

             Net loss for the first quarter of 1998 was $33,300, after a benefit from income taxes of $22,200, as compared with net income of $71,800, after a provision for income taxes of $47,800.

             For the three months ended March 31, 1998, the Company recorded sales revenue of $14.5 million, a $13.5 million increase over the $936,200 recorded during the three months ended March 31, 1997. The majority of the sales volume in 1998 was a result of remarketing activities within the Company's existing lease portfolio. Sales revenue for 1998 includes $12.6 million of revenue from sales type leases and sales of equipment off lease. See "Lease Accounting." There were no such transactions in the first quarter of 1997. Paratech's sales revenue in the first quarter of 1998 increased by 151.0% to $1.4 million as compared with $567,700 recorded in the first quarter of 1997. In addition, the 1998 acquisition of Deltaforce contributed $515,000 to sales revenue in the first quarter. See "General."

             As a result of the Company's ongoing remarketing efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the first quarter of 1997 have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type. As a result of this activity, and the effect of accounting for a lease as a direct finance lease versus an operating lease, lease revenue and lease expense decreased for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 by 42.3% and 41.0%, respectively. See "General" and "Lease Accounting."

             During the three months ended March 31, 1998, the Company entered into new lease transactions totaling $10.3 million of equipment cost as compared with $10.1 million for the three months ended March 31, 1997. Of the total cost of equipment leased during the quarter ended March 31, 1998, $5.2 million was recorded as direct finance leases, and $5.1 million was recorded as operating leases, compared to $9.4 million and $41,000, respectively, for the quarter ended March 31, 1997. During the quarter ended March 31, 1998, the Company entered into $9.8 million of non-recourse lease financing arrangements, as compared with $21.0 million for the three months ended March 31, 1997.
          See "Liquidity and Capital Resources." Non-recourse debt entered into during the three months ended March 31, 1997 increased at a faster rate than new lease origination as a result of the timing of the closing of certain large lease transactions. Of the total amount of non-recourse debt, $13.3 million related to leases that commenced in December 1996, but for which the Company was not required to pay for the equipment until January 1997.

             During the three months ended March 31, 1998, the Company generated $219,900 in fee, interest and other income, compared to $500,900 for the comparable period last year. In 1997, $416,000 of this income was attributable to the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies with their lease related transactions. In 1998, no such transactions occurred. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General."

             Selling, general and administrative expenses ("SG&A") totaled $1.0 million for the three months ended March 31, 1998, representing an increase of 46.9% over the $702,600 recorded during the three months ended March 31, 1997. The increase in SG&A is a result of the acquisition of Deltaforce as well as the continued growth in technical, sales and support staff at the Company. See "General."

             The tax benefit of $22,200 for the three months ended March 31, 1998 reflects an effective rate of 40% for federal and state taxes. During the three months ended March 31, 1997, the Company recorded a tax provision of $47,800, reflecting the same 40% effective tax rate.

          LIQUIDITY AND CAPITAL RESOURCES

             As of March 31, 1998, the Company had $5.3 million in cash and cash equivalents, including $600,000 which was pledged as collateral under a Letter of Credit arrangement. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government or other AA rated obligations. Primarily as a result of the acquisition of Deltaforce, the continued investment in Paratech and the Company's continuing investment in its portfolio of IT equipment on lease, the Company experienced a net cash reduction during the first quarter of 1998.

             The Company's leasing business generates cash primarily from the remarketing of equipment within its portfolio, and uses cash to acquire computer equipment to put on lease. In addition, the Company's leasing business generates cash from fee related transactions. The Company finances substantially all of its leases by discounting the payment stream on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. The Company believes that it currently has sufficient resources to make the residual value investments required to grow its lease portfolio. In addition, the Company has numerous options available to finance residual value investments, including sales of equipment on lease to equipment investors, residual value sharing arrangements, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease.

             The Company believes that it is close to completing the start-up cash investment in Paratech. Since Deltaforce is an established operation, the Company does not anticipate investing significant cash in this business. However, in order to expand Paratech's and Deltaforce's operations, which the Company is aggressively seeking to accomplish, the Company will need to utilize its cash balances to fund follow on acquisitions. The Company is limited to its current cash balances for funding such acquisitions, unless the Company is able in the future to raise significant additional financing. There can be no assurance that the Company will be able to raise any such financing. Further, the Company's cash funds for acquisitions might be limited to the extent that the Company's current operations or the operations or any future acquisitions require the funding of losses or the incurrence of capital outlay.

             During the quarter ended March 31, 1998, the Company entered into several residual value sharing and financing arrangements with an equipment investor totaling $1.4 million. This investor
          (i) purchased a portion of the Company's residual value of equipment on lease in exchange for the right to share in remarketing proceeds generated from the equipment upon lease, and
          (ii) provided recourse financing for the remaining portion of the Company's residual value investment. The equipment on lease and the related leases serve as collateral for these financings. During the quarter ended March 31, 1998, in connection with the early extension of leases, the Company repaid $847,500 of such loans using the proceeds of these extensions. The Company expects to repay the balance of these loans through the proceeds generated from remarketing the subject equipment in the future. These transactions allow the Company to continue to grow and expand its lease portfolio without significantly affecting its current cash balances.

             At March 31, 1998, the Company had three types of credit lines available:

             Equipment Bridge Financing Lines: These lines allow the Company to borrow up to $1.25 million in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. During the quarter ended March 31, 1998, the Company did not borrow any amounts from these lines, and accordingly had nothing outstanding as of March 31, 1998. As a result of its cash balances, the Company has been able to internally finance its equipment purchases.

             Lease Finance Line: This line allows the Company to borrow up to $2.0 million to permanently finance, on a recourse basis, the rental streams under certain lease transactions pledged as collateral. The facility is secured by the individual leases pledged and the associated equipment. The Company is required to maintain certain financial ratios. As of March 31, 1998, the Company was not in compliance with the debt covenant requiring tangible net worth of at least $8 million. The Company has obtained a bank waiver of this covenant. Borrowings are financed at a fixed rate spread over the US Treasury bill at the time of funding. As of March 31, 1998, the Company had $257,000 outstanding under this line.

             Deltaforce Revolving Credit Facility: Deltaforce has a $250,000 revolving line of credit agreement with a bank secured by accounts receivable which expires on January 11, 1999. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of March 31, 1998, Deltaforce had $103,800 outstanding under this line.

             During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of Common Stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. During the first quarter 1998, the Company repurchased 26,000 shares for a purchase price of $15,600.

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


                                   PARAMOUNT FINANCIAL CORPORATION



          Date:  May 13, 1998      By:    /s/ Paul Vecker
                                      ------------------------------------
                                        Paul Vecker, Senior Vice President
                                        and Chief Fiancial Officer

                                  EXHIBIT INDEX


          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule