Form 10-Q
period 1998-06-30
PARAMOUNT FINANCIAL CORP
filed 1998-08-13
CIK 1000179

=================================================================

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                 --------------------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTER ENDED JUNE 30, 1998

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


                                    (516) 938-3400
                 (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.                 Yes  X   No
                                                                 ---    ---


                   NUMBER OF SHARES OUTSTANDING AT AUGUST 11, 1998:

             1,997,500 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

          =================================================================

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    JUNE 30, 1998



          PART I - FINANCIAL INFORMATION                         Page No.
                                                                 --------

               Item 1 - Financial Statements

                       Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997  . .       1

                       Consolidated Statements of Operations
                       Three Months Ended and Six Months Ended
                       June 30, 1998 and 1997 . . . . . . . . .       2

                       Consolidated Statement of Changes in
                       Stockholders' Equity Six Months Ended
                       June 30, 1998  . . . . . . . . . . . . .       3

                       Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1998 and 1997        4

                       Notes to Unaudited Consolidated
                       Financial Statements . . . . . . . . . .       5

            Item 2 - Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . .    6-9


          PART II - Other Information . . . . . . . . . . . . .       10


          SIGNATURES  . . . . . . . . . . . . . . . . . . . . .       11

                            PART I:  FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                             DECEMBER 31,      JUNE 30,
                       ASSETS                    1997            1998
                       ------                ------------      --------
                                                             (UNAUDITED)

           Cash and cash equivalents . .    $ 2,209,649     $ 4,356,884
           Investments available for
              sale . . . . . . . . . . .      3,524,456              --

           Accounts receivable . . . . .      1,138,479       1,424,288

           Net investment in direct
              finance and sales-type
              leases . . . . . . . . . .     39,941,764      34,045,111
           Assets held under operating
              leases, net of accumulated
              depreciation . . . . . . .      5,459,895       8,294,465

           Other assets  . . . . . . . .        788,218       1,506,641
                                            -----------     -----------
           Total assets  . . . . . . . .    $53,062,461     $49,627,389
                                            ===========     ===========


            LIABILITIES AND SHAREHOLDERS'
                       EQUITY
            -----------------------------

           Notes payable . . . . . . . .    $ 2,656,365     $ 3,409,731
           Accounts payable  . . . . . .      1,307,496         878,176

           Accounts payable --
              leases . . . . . . . . . .        708,568         382,753
           Accrued expenses  . . . . . .        383,097         250,609

           Obligations for financed
              equipment -- non-recourse      40,287,404      37,338,900

           Deferred income taxes . . . .         73,848              --
                                            -----------     -----------
           Total liabilities . . . . . .     45,416,778      42,260,169
                                            -----------     -----------

           Shareholders' equity:

           Preferred stock, $.01 par
              value; 5,000,000 shares
              authorized, none
              outstanding  . . . . . . .             --              --

           Common stock, $.04 par value;
              4,375,000 shares
              authorized, and 1,997,500
              shares issued and
              outstanding  . . . . . . .         79,900          79,900

           Additional paid-in
              capital  . . . . . . . . .     13,644,228      13,664,228

           Accumulated deficit . . . . .     (6,049,080)     (6,311,957)

           Treasury stock, 12,500 and
              19,000 shares at cost,            (29,365)        (44,951)
              respectively . . . . . . .    -----------     -----------

           Total shareholders' equity  .      7,645,683       7,367,220
                                            -----------     -----------
           Total liabilities and            $53,062,461     $49,627,389
              shareholders' equity . . .    ===========     ===========

                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                                      UNAUDITED
                                      ---------



                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                    JUNE 30,                   JUNE 30,
                               ------------------          ----------------
                               1997           1998        1997         1998
                               ----           ----        ----         ----

      REVENUES:

      Sales . . . . . .   $ 5,814,632    $2,012,115   $ 6,750,871 $16,493,577
      Lease revenue . .     2,814,018     2,140,011     5,423,365   3,646,339

      Fee, interest and
       other income . .       280,089       239,698       780,964     459,625
                           ----------     ---------    ----------   ---------
            Total
             revenues .     8,908,739     4,391,824    12,955,200  20,599,541
                           ----------     ---------    ----------   ---------


      COSTS AND EXPENSES:

      Cost of sales . .     5,258,167     1,609,139     6,033,311  15,397,330

      Lease expense . .     2,741,598     2,022,490     5,190,680   3,465,665

      Selling, general
       and
       administrative
       expenses . . . .       784,906     1,142,767     1,487,542   2,174,674
                           ----------     ---------    ----------   ---------
            Total costs
             and expenses   8,784,671     4,774,396    12,711,533  21,037,669
                           ----------     ---------   -----------  ----------

      Income (loss)
       before provision
       (benefit) for
       income taxes . .       124,068      (382,572)      243,667    (438,128)

      PROVISION
       (BENEFIT) FOR
       INCOME TAXES . .        49,870      (153,029)       97,709    (175,251)
                           ----------     ---------      --------   ---------

            Net income
             (loss) . .       $74,198     $(229,543)     $145,958   $(262,877)
                           ==========     =========     =========   =========

            Basic income
             (loss) per
             common
             share  . .         $0.04        $(0.12)        $0.07      $(0.13)
                           ==========     =========      ========    ========
            Diluted
             income
             (loss) per
             common             $0.04        $(0.12)        $0.07      $(0.13)
             share         ==========     =========      ========    ========

      Shares used in
       computing net
       income (loss) per
       share:
            Basic . . .     1,995,577     1,978,500     1,996,533   1,979,213
                           ==========     =========     =========   =========

            Diluted . .     1,995,577     1,978,500     1,996,533   1,979,213
                           ==========    ==========     =========   =========

                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ---------------------------------------------------------

                        FOR THE SIX MONTHS ENDED JUNE 30, 1998
                        --------------------------------------

                                      UNAUDITED
                                      ---------

                  COMMON STOCK
                  ------------
                                   ADDITIONAL
                                    PAID-IN-  ACCUMULATED  TREASURY
                SHARES    AMOUNT     CAPITAL   (DEFICIT)     STOCK      TOTAL
                ------    ------    --------   ---------     -----      -----


     BALANCE,
     DECEMBER
      31,
      1997 .  1,997,500   $79,900 $13,644,228 ($6,049,080)  $(29,365)$7,645,683

     Net loss       --        --          --     (262,877)       --    (262,877)

     Purchase
      of
     treasury
      stock         --         --         --          --     (15,586)   (15,586)
              --------- ---------  ----------  ----------  --------- ----------

     BALANCE,
     JUNE  30,
     1998  .  1,997,500   $79,900 $13,664,228 ($6,311,957)  ($44,951)$7,367,220
              ========= ========= =========== ===========  ========= ==========



                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------

                          FOR THE SIX MONTHS ENDED JUNE 30,
                          ---------------------------------

                                      UNAUDITED
                                      ---------
                                                      1997         1998
                                                    --------     --------
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                        $  145,958   $ (262,877)

          Adjustments to reconcile net income
           (loss) to net cash provided by
           operating activities:
           Deferred income taxes                          --       (73,848)
           Depreciation                             3,790,698    2,177,287
           Amortization of discounts on
            investments                               (97,183)     (26,953)
           Amortization of goodwill                       --        20,865
           Changes in operating assets and
            liabilities:
                    Accounts receivable            (2,068,633)       4,707
                    Other assets                      (72,092)     (50,073)
                    Accounts payable                 (592,571)    (429,320)
                    Accrued expenses                   42,846     (204,555)
                                                    ---------    ---------

          Net cash provided by operating
           activities                               1,149,023    1,155,233
                                                    ---------    ---------


          CASH FLOWS FROM INVESTING ACTIVITIES:

             Purchase of equipment for direct
              finance leases and sales-type
                leases                            (25,381,098)  (5,928,241)
              Termination of direct finance leases  4,236,465    3,159,587
              Proceeds applied to direct finance
               leases and sales-type leases         5,012,761    8,602,308

              Purchase of equipment for operating
               leases                                 (41,333)  (5,719,445)
              Termination of operating leases             --        57,000
              Residual value sharing arrangements   4,628,698      713,587
              Payment for acquisition of
               Deltaforce, net of cash acquired           --      (231,774)
              Purchases of investments            (10,156,296)  (3,084,593)
              Proceeds from sale/maturity of        8,940,000    6,636,003
               investments                         ----------   ----------

          Net cash (used in) provided by
           investing activities                   (12,760,803)   4,204,432
                                                   ----------   ----------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Repurchase of common stock               (18,574)     (15,586)
             Proceeds from notes payable            3,578,697    1,413,587
             Repayment of notes payable                (1,110)  (1,336,112)
             Decrease in amounts due on purchases
              of equipment for leases             (17,448,765)    (325,815)
             Increase in non-recourse lease
              financing                            32,192,094   10,492,359
             Termination of non-recourse lease
              financing                              (885,700)  (2,864,076)
             Repayments and interest amortization
              applied to non-recourse lease        (8,616,519) (10,576,788)
              financing                             ---------   ----------

          Net cash provided by (used in) financing
           activities                               8,800,123   (3,212,431)
                                                    ---------   ----------

                                                      1997         1998
                                                    --------     --------

          Net increase (decrease) in cash and cash
           equivalents                             (2,811,657)   2,147,234


          CASH AND CASH EQUIVALENTS, beginning of
           period                                   3,700,774    2,209,649
                                                   ----------    ---------

          CASH AND CASH EQUIVALENTS, end of period $  889,117   $4,356,883
                                                    =========    =========

          SUPPLEMENTAL CASH FLOW INFORMATION:
             Cash paid for income taxes            $   28,210   $   45,428
                                                    =========    =========
             Cash paid for interest                $1,328,337   $1,334,385
                                                    =========    =========


                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------


          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiaries (the "Company") at June 30, 1998 and its results of operations and cash flows for the three and six months ended June 30, 1997 and 1998, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

          2. The financial statements for the three and six months ended June 30, 1998 are consolidated to include the results of the Company's two wholly owned subsidiaries, Paratech Resources, Inc. and Deltaforce Personnel Services, Inc ("Deltaforce"). All material intercompany balances and transactions have been eliminated.

          3. On January 9, 1998, the Company acquired 100% of the outstanding shares of Deltaforce, a privately held New York City-based staffing company, for approximately $723,000, which included $325,000 of notes payable. The acquisition was accounted for as a purchase and accordingly the operating results of Deltaforce have been included in the Company's consolidated statements since the date of the acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $626,000 has been recorded as goodwill and is being amortized over 15 years.

          4. In April 1998, the Company entered into a term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001.

          5. Effective May 19, 1998, the Board of Directors authorized a one-for-four reverse stock split of the Company's common stock. The par value of the common stock was increased from $.01 to $.04 per share. In connection with the reverse stock split, the Board of Directors approved the reduction of authorized number of shares of common stock from 8,750,000 shares to 4,375,000 (such numbers give effect to the reverse stock split). Accordingly, all references in the financial statements and notes to common share data have been adjusted to reflect the reverse stock split. Preferred stock remained unchanged.

          6. On August 3, 1998, the Company acquired the business of RBW Staffing Services, Inc. (d/b/a "WordSmiths Staffing Services"), a privately held, New York City-based staffing company. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets purchased based on their respective estimated fair market values at the date of acquisition.

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

             The first six months of 1998 were significant for several reasons. In January, the Company completed the acquisition of Deltaforce, a privately held New York City based staffing company. This acquisition further enhances the Company's product offerings by including staffing services to its expanding list of integrated services, and is a continuation of the Company's strategic diversification plans. In addition to the Deltaforce acquisition, the Company continued to invest in the expansion of its systems integration subsidiary, Paratech, which is moving ahead with its growth plans in both personnel and product offerings. Both of these companies are an important part of the evolution of Paramount from a lease finance company to a diversified business solution provider. When comparing the first six months of 1998 with the first six months of 1997, it is important to note that Deltaforce was not part of the Company until January 1998 and Paratech was a relatively insignificant part of the Company for the first quarter of 1997.

             The Company remains committed to the growth of its lease portfolio and continued to expand this activity during the six months ended June 30, 1998. The Company believes that continued expansion of the portfolio of IT equipment on lease will create financial benefits over a continuum of time, since, unlike other equipment, IT equipment is frequently upgraded and/or enhanced during the term of its lease, resulting in opportunities to lease new equipment and re-market displaced equipment. Further, as an integrated lessor and business solution provider, the Company believes that it is well positioned to meet the ever-changing needs of its customers.


          FLUCTUATIONS IN QUARTERLY RESULTS

             The operating results of Paramount are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. In addition, the Company's revenue can fluctuate significantly from quarter to quarter based on the closing date and nature of each particular lease and/or sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers and price competition from other lessors.

             Leasing transactions (other than sales type leases), in general, do not provide for significant earnings in the month of lease origination. Instead, revenue, expense and profit from lease transactions are recorded over the life of the asset and the lease. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e.,
                                                             ----
          operating, direct finance or sales type) and the commencement date of the lease and the lease financing within a particular period. See "Lease Accounting."

             The Company is aggressively working to maximize the returns on the residual value investments made on its lease portfolio. Such efforts, which are an ordinary but not a predictable part of the Company's business, often result in equipment originally leased under an operating lease, and accounted for as described below, being upgraded or otherwise enhanced and extended at the original account or leased to a different end-user. The resulting lease may qualify under FAS 13 (as defined below) as a sales type lease, in which the Company can record as sales revenue the fair market value of the equipment and recognize as income the difference between this amount and the equipment's cost or net book value. Since a sales type lease is a form of direct finance lease, the new lease is recorded over its remaining term as a direct finance lease resulting in a reduction of lease rental income and lease expense compared to the original operating lease accounting.

             Marketing efforts may also result in the sale of the leased asset to the customer which will result in an increase in revenue, and to the extent the sales proceeds exceed the net book value, net income, in the quarter in which the sale occurs. Any such sale will also result in a reduction of revenue, expense and profit expected in subsequent quarters since the equipment was sold.

             Given the possibility of such fluctuations as described above, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.


          LEASE ACCOUNTING

             In accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), the Company classifies its leases as either operating leases or direct finance leases. The allocation of income among accounting periods within a lease term will vary depending upon the lease classification, as described below.

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

             The Company's portfolio of equipment on lease is further divided into equipment owned by Paramount and equipment managed by Paramount. As of June 30, 1998, the portfolio of equipment on lease owned by Paramount had a combined net book value on the balance sheet of $42.3 million and had an original cost basis of

          $70.8 million. Equipment managed by Paramount is equipment on lease to customers of Paramount which was subsequently sold to investors, but with respect to which Paramount remains the lessor and remarketing agent. The portfolio of equipment managed by Paramount had an original cost of $23.2 million. Thus, as of June 30, 1998, the portfolio of equipment on lease owned and managed by Paramount had an original acquisition cost of $94.0 million.


          RESULTS OF OPERATIONS

          THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

             Net loss for the three months ended June 30, 1998 was $230,000, after a benefit from incomes taxes of $153,000, as compared with net income of $74,000 after a provision for income taxes $50,000.

             For the three months ended June 30, 1998, the Company recorded sales revenue of $2.0 million, a $3.8 million decrease over the $5.8 million recorded during the three months ended June 30, 1997. The decrease is a result of the transactional nature of the Company's leasing business and the resulting quarterly fluctuations. See "General" and "Fluctuations in Quarterly Results." The decrease in sales was partially offset by the revenue generated from the newly acquired Deltaforce as well as a 21% increase in Paratech's revenue.

             As a result of the Company's ongoing marketing efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the first and second quarters of 1997 have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. As a result of this activity, the effect of accounting for a lease as a direct finance lease versus an operating lease, lease revenue and lease expense decreased for the three months ended June 30, 1998 when compared to the three months ended June 30, 1997 by 24.0% and 26.2%, respectively. See "Fluctuations in Quarterly Results" and "Lease Accounting."

             During the three months ended June 30, 1998, the Company entered into new lease transactions totaling $1.3 million of equipment cost as compared with $15.3 million for the three months ended June 30, 1997. Of the total cost of equipment leased during the quarter ended June 30, 1998, $704,000 was recorded as direct finance leases, and $609,000 was recorded as operating leases, compared to $15.3 million in direct finance leases only, for the quarter ended June 30, 1997. During the quarter ended June 30, 1998, the Company entered into $696,000 of non-recourse lease financing arrangements, as compared with $11.1 million for the three months ended June 30, 1997. See "Liquidity and Capital Resources."

             During the three months ended June 30, 1998, the Company generated $240,000 in fee, interest and other income, compared to $281,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General."

             Selling, general and administrative expenses ("SG&A") totaled $1.1 million for the three months ended June 30, 1998, representing an increase of 45.6% over the $785,000 recorded during the three months ended June 30, 1997. The increase in SG&A is a result of the acquisition of Deltaforce as well as the continued growth in technical, sales and support staff at the Company.

             The tax benefit of $153,000 for the three months ended June 30, 1998 reflects an effective rate of 40% for federal and state taxes. During the three months ended June 30, 1997, the Company recorded a tax provision of $50,000, reflecting the same 40% effective tax rate.

          SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

             Net loss for the first six months of 1998 was $263,000, after a benefit from income taxes of $175,000, as compared with net income of $146,000, after a provision for income taxes of $98,000.

             For the six months ended June 30, 1998, the Company recorded sales revenue of $16.5 million, a $9.7 million increase over the $6.8 million recorded during the six months ended June 30, 1997. The majority of the sales volume in 1998 was a result of remarketing activities within the Company's existing lease portfolio. In addition, the 70.4% increase in Paratech's sales and the revenue generated by Deltaforce, which was acquired in January 1998, also contributed to the increase in revenue as compared with the six month period in 1997. See "Fluctuations in Quarterly Results."

             As a result of the Company's ongoing marketing efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the first quarter of 1997, have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. As a result of this activity, and the effect of accounting for a lease as a direct finance lease versus an operating lease, lease revenue and lease expense decreased for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 by 32.8% and 33.2% respectively. See "Lease Accounting."

             During the six months ended June 30, 1998, the Company entered into new lease transactions totaling $11.6 million of equipment cost as compared with $25.3 million for the six months ended June 30, 1997. Of the total cost of equipment leased during the quarter ended June 30, 1998, $5.9 million was recorded as direct finance leases, and $5.7 million was recorded as operating leases, compared to $25.4 million and $41,000 respectively, for the quarter ended June 30, 1997. During the six months ended June 30, 1998, the Company entered into $10.5 million of non-recourse lease financing arrangements, as compared with $32.2 million for the six months ended June 30, 1997. See "Liquidity and Capital Resources." Non-recourse debt entered into during the six months ended June 30, 1997 increased at a faster rate than new lease origination as a result of the timing of the closing of certain large lease transactions. Of the total amount of non-recourse debt, $13.3 million related to leases that commenced in December 1996, but for which the Company was not required to pay for the equipment until January 1997.

             During the six months ended June 30, 1998, the Company generated $460,000 in fee, interest and other income, compared to $781,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions.

             SG&A expenses totaled $2.2 million for the six months ended June 30, 1998, representing an increase of 46.1% over the $1.5 million recorded during the six months ended June 30, 1997. The increase in SG&A is a result of the acquisition of Deltaforce as well as the continued growth in technical, sales and support staff at the Company.

             The tax benefit of $175,000 for the six months ended June 30, 1998 reflects an effective rate of 40% for federal and state taxes. During the six months ended June 30, 1997, the Company recorded a tax provision of $98,000, reflecting the same 40% effective tax rate.


          LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 1998, the Company had $4.4 million in cash and cash equivalents. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government or other AA rated obligations. Primarily as a result of the acquisition of Deltaforce, the continued investment in Paratech and the Company's continuing investment in its portfolio of IT equipment on lease, the Company experienced a net cash reduction during the first two quarters of 1998.

             The Company's leasing business generates cash primarily from the marketing of equipment within its portfolio, and uses cash to acquire computer equipment to put on lease. In addition, the Company's leasing business generates cash from fee related
          transactions.   The Company finances substantially all of its
          leases by discounting the payment stream on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. The Company believes that it currently has sufficient resources to make the residual value investments required to grow its lease portfolio. In addition, the Company has numerous options available to finance residual value investments, including sales of equipment on lease to equipment investors, residual value sharing arrangements, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease.

             The Company continues to fund the growth of Paratech. In addition, the Company is seeking to expand Paratech's operations through both acquisitions and internal growth. Since Deltaforce is an established operation, the Company does not anticipate investing significant cash in this business. However, in order to expand Deltaforce's operations, which the Company is aggressively seeking to accomplish, the Company will need to utilize its cash balances to fund potential future acquisitions. The Company is limited to its current cash balances for funding such add-on acquisitions and internal growth, unless the Company is able in the future to raise significant additional financing. There can be no assurance that the Company will be able to raise any such financing. Further, the Company's cash funds for acquisitions might be limited to the extent that the Company's current operations or the operations of any future acquisitions require the funding of losses or the incurrence of capital outlay.

             During the six months ended June 30, 1998, the Company entered into several residual value sharing and financing arrangements with an equipment investor totaling $1.4 million. This investor
          (i) purchased a portion of the Company's residual value of equipment on lease in exchange for the right to share in remarketing proceeds generated from the equipment on lease, and
          (ii) provided recourse financing for the remaining portion of the Company's residual value investment. The equipment on lease and the related leases serve as collateral for these financings. During the six months ended June 30, 1998, in connection with the early extension of leases, the Company repaid $847,500 of such loans using the proceeds of these extensions. The Company expects to repay the balance of these loans through the proceeds generated from remarketing the subject equipment in the future. These transactions allow the Company to continue to grow and expand its lease portfolio without significantly affecting its current cash balances.

             At June 30, 1998, the Company had three types of credit lines available.

             Equipment Bridge Financing Lines: These lines allow the Company to borrow up to $1.25 million in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. During the quarter ended June 30, 1998, the Company did not borrow any amounts from these lines, and accordingly had nothing outstanding as of June 30, 1998. As a result of its cash balances, the Company has been able to internally finance its equipment purchases.

             Lease Finance Line: This line allows the Company to borrow up to $1 million (which amount had been $2 million but was reduced to $1 million in connection with the loan amendment described below) to permanently finance, on a recourse basis, the rental streams under certain lease transactions pledged as collateral. The facility is secured by the individual leases pledged and the
          associated equipment.   The Company is required to maintain
          certain financial ratios. As of June 30, 1998, the Company was not in compliance with the debt covenant requiring tangible net worth of at least $8 million. The Company has amended this facility and, as of August 12, 1998, is in compliance with the terms of the facility. Borrowings are financed at a fixed rate spread over the US Treasury bill at the time of funding. As of June 30, 1998, the Company had $179,000 outstanding under this line.

             Term Loan: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001.

             Deltaforce Revolving Credit Facility: Deltaforce has a $250,000 revolving line of credit agreement with a bank secured by accounts receivable which expires on January 11, 1999. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of June 30, 1998, Deltaforce had $200,000 outstanding under this line.

             During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of Common Stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. During the first two quarters of 1998, the Company repurchased 26,000 shares for a purchase price of $15,600.


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


                                   PARAMOUNT FINANCIAL CORPORATION



          Date:  August 13, 1998   By:    /s/ Paul Vecker
                                      -------------------------------------
                                   Paul Vecker, Senior Vice President and
                                   Chief Financial Officer


                              EXHIBIT INDEX

         Exhibit          Description
         -------          -----------
           27             Financial Data Schedule