Form 10-Q/A
period 1998-06-30
PARAMOUNT FINANCIAL CORP
filed 1998-09-22
CIK 1000179

========================================================================

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


                 NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 15, 1998:

             1,997,500 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.


     ========================================================================

                           PARAMOUNT FINANCIAL CORPORATION

                 AMENDMENT NO.1 ON FORM 10-Q/A FOR THE QUARTER ENDED

                                    JUNE 30, 1998


               Three typographical errors contained in Paramount Financial Corporation's Form 10-Q for the quarter ended June 30, 1998 (the "Original Form 10-Q") are hereby corrected, as follows:
           ------------------

                    A. The numeric figure "13,644,228" is added to the line item entitled "Additional paid-in capital" in the June 30, 1998 column on the Consolidated Balance Sheets in lieu of the typographical error "13,664,228" in the Original Form 10-Q.

                    B. The numeric figure "17,500,000" is added as the authorized number of shares of Common Stock, $.04 par value, on the Consolidated Balance Sheets in lieu of the typographical error "4,375,000" from the Original 10-Q.

                    C. The numeric figure "$13,644,228" is added to the line item entitled "BALANCE, JUNE 30, 1998" in the column entitled "Additional Paid-in-Capital" on the Consolidated Statement of Changes in Stockholders' Equity in lieu of the typographical error $13,664,228" in the Original Form 10-Q.

                    In addition, Footnote 5 to the Notes to Unaudited Consolidated Financial Statements is amended in its entirety to read as follows:

                    "Effective May 19, 1998, the Board of
                    Directors approved a reduction of the
                    authorized number of shares of common stock from 35,000,000 to 17,500,000 and authorized a one-for-four reverse stock split of the Company's common stock. The par value of the common stock was increased from $.01 to $.04 per share. Accordingly, all references in the financial statements and notes to common share data have been adjusted to reflect the reverse stock split. Preferred stock remained unchanged."

               Except as provided above, there are no additional changes to the Original Form 10-Q. The complete Consolidated Balance Sheets, Consolidated Statement of Changes in Stockholders' Equity and Notes to Consolidated Financial Statements, as hereby corrected, are set forth on the next page hereof.

                            PART I:  FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                              DECEMBER 31,     JUNE 30,
                        ASSETS                     1997          1998
                        ------                -------------  ------------
                                                              (UNAUDITED)

           Cash and cash equivalents . . .   $ 2,209,649    $ 4,356,884

           Investments available for sale      3,524,456             --

           Accounts receivable . . . . . .     1,138,479      1,424,288

           Net investment in direct finance
            and sales-type leases  . . . .    39,941,764     34,045,111

           Assets held under operating
            leases, net of accumulated
            depreciation . . . . . . . . .     5,459,895      8,294,465

           Other assets  . . . . . . . . .       788,218      1,506,641
                                              ----------     ----------
           Total assets  . . . . . . . . .   $53,062,461    $49,627,389
                                              ==========     ==========


             LIABILITIES AND SHAREHOLDERS'
             -----------------------------
              EQUITY
              ------

           Notes payable . . . . . . . . .   $ 2,656,365    $ 3,409,731

           Accounts payable  . . . . . . .     1,307,496        878,176

           Accounts payable - leases . . .       708,568        382,753

           Accrued expenses  . . . . . . .       383,097        250,609

           Obligations for financed
            equipment - non-recourse . . .    40,287,404     37,338,900

           Deferred income taxes . . . . .        73,848             --
                                              ----------    -----------
           Total liabilities . . . . . . .    45,416,778     42,260,169
                                              ----------    -----------

           Shareholders' equity:

           Preferred stock, $.01 par
            value; 5,000,000 shares
            authorized, none outstanding              --             --

           Common stock, $.04 par
            value; 17,500,000 shares
            authorized, and 1,997,500
            shares issued and
            outstanding  . . . . . . . . .        79,900         79,900

           Additional paid-in capital  . .    13,644,228     13,644,228

           Accumulated deficit . . . . . .    (6,049,080)    (6,311,957)

           Treasury stock, 12,500 and
            19,000 shares at cost,
            respectively,  . . . . . . . .       (29,365)       (44,951)
                                              ----------     ----------

           Total shareholders' equity  . .     7,645,683      7,367,220
                                              ----------     ----------
           Total liabilities and
            shareholders' equity . . . . .   $53,062,461    $49,627,389
                                              ==========     ==========

                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ---------------------------------------------------------

                        FOR THE SIX MONTHS ENDED JUNE 30, 1998
                        --------------------------------------

                                      UNAUDITED
                                      ---------


                                      COMMON STOCK
                                 ----------------------     ADDITIONAL
                                  SHARES      AMOUNT     PAID-IN-CAPITAL
                                  ------      ------     ---------------



            BALANCE, DECEMBER
             31, 1997 . . . . .  1,997,500      $79,900      $13,644,228

            Net loss  . . . . .        --           --               --

            Purchase of
            treasury                   --           --               --
             stock  . . . . . .  ---------     --------       ----------

            BALANCE, JUNE 30,
             1998 . . . . . . .  1,997,500      $79,900      $13,644,228
                                 =========     ========       ==========





                                     ACCUMULATED  TREASURY
                                      (DEFICIT)     STOCK       TOTAL
                                     ----------     -----       -----


             BALANCE, DECEMBER
              31, 1997 . . . . . .  ($6,049,080)   $(29,365)   $7,645,683

             Net loss  . . . . . .     (262,877)        --       (262,877)

             Purchase of treasury
              stock  . . . . . . .          --      (15,586)      (15,586)
                                     ---------- -----------    ----------

             BALANCE, JUNE 30,
              1998 . . . . . . . .  ($6,311,957)   ($44,951)   $7,367,220
                                     ========== ===========    ==========



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

          5. Effective May 19, 1998, the Board of Directors approved a reduction of the authorized number of shares of common stock from 35,000,000 to 17,500,000 and authorized a one-for-four reverse stock split of the Company's common stock. The par value of the common stock was increased from $.01 to $.04 per share. Accordingly, all references in the financial statements and notes to common share data have been adjusted to reflect the reverse stock split. Preferred stock remained unchanged.

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


                                        PARAMOUNT FINANCIAL CORPORATION



          Date: September 15, 1998      By:    /s/ Paul Vecker
                                           ---------------------------
                                               Paul Vecker, Senior Vice
                                               President and Chief
                                               Financial Officer