Form 10-Q
period 1998-09-30
PARAMOUNT FINANCIAL CORP
filed 1998-11-13
CIK 1000179

-----------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       -------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


                                    (516) 938-3400
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
          REQUIREMENTS FOR THE PAST 90 DAYS. YES    X        NO
                                                ----------     --------


                  NUMBER OF SHARES OUTSTANDING AT NOVEMBER 11, 1998:

             2,160,000 SHARES OF COMMON STOCK, PAR VALUE $0.04 PER SHARE.

          -----------------------------------------------------------------

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                  SEPTEMBER 30, 1998





          PART I - FINANCIAL INFORMATION                           Page No.
                                                                   --------

          Item 1 - Financial Statements

                     Consolidated Balance Sheets
                     September 30, 1998 and December 31, 1997 . . . .   1

                     Consolidated Statements of Operations
                     Three Months Ended and Nine Months Ended
                     September 30, 1998 and 1997  . . . . . . . . . .   2

                     Consolidated Statement of Changes in
                     Stockholders' Equity Nine Months Ended
                     September 30, 1998 . . . . . . . . . . . . . . .   3

                     Consolidated Statements of Cash
                     Flows Nine Months Ended September 30,
                     1998 and 1997  . . . . . . . . . . . . . . . . .   4

                     Notes to Unaudited Consolidated
                     Financial Statements . . . . . . . . . . . . . .  5

          Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . .  6-9


          PART II - Other Information . . . . . . . . . . . . . . . .  10


          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .  11

                            PART I:  FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------

                                               DECEMBER 31,  SEPTEMBER 30,
                          ASSETS                   1997         1998
                          ------               ------------  -------------
                                                              (UNAUDITED)

          Cash and cash equivalents . . . . .   $ 2,209,649  $ 3,181,405

          Investments available for sale  . .     3,524,456           --

          Accounts receivable . . . . . . . .     1,138,479    1,955,340

          Net investment in direct finance and
            sales-type leases . . . . . . . .    39,941,764   32,841,631

          Assets held under operating leases,
            net of accumulated depreciation .     5,459,895    7,028,351

          Deferred income taxes . . . . . . .            --      410,540

          Other assets  . . . . . . . . . . .       788,218    2,102,384
                                                -----------  -----------

          Total assets  . . . . . . . . . . .   $53,062,461  $47,519,651
                                                ===========  ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

          Notes payable . . . . . . . . . . .   $ 2,656,365   $ 4,236,402

          Accounts payable  . . . . . . . . .     1,307,496     1,205,652

          Accounts payable - leases . . . . .       708,568        58,791

          Accrued expenses  . . . . . . . . .       383,097       438,523

          Obligations for financed equipment -
            non-recourse  . . . . . . . . . .    40,287,404    34,675,921

          Deferred income taxes . . . . . . .        73,848            --
                                                -----------  ------------

          Total liabilities . . . . . . . . .    45,416,778    40,615,289
                                                -----------  ------------
          Shareholders' equity:

          Preferred stock, $.01 par value;
            5,000,000 shares authorized, none
            outstanding   . . . . . . . . . .            --            --

          Common stock, $.04 par value;
            17,500,000 shares authorized, and
            2,160,000 shares issued and
            outstanding . . . . . . . . . . .        79,900        86,400

          Additional paid-in capital  . . . .    13,644,228    14,456,728

          Stock subscription receivable . . .            --      (812,500)

          Accumulated deficit . . . . . . . .    (6,049,080)   (6,775,661)

          Treasury stock, 12,500 and 24,500         (29,365)      (50,605)
            shares at cost, respectively, . .   -----------  ------------

          Total shareholders' equity  . . . .     7,645,683     6,904,362
                                                -----------  ------------

          Total liabilities and shareholders'   $53,062,461   $47,519,651
            equity  . . . . . . . . . . . . .   ===========  ============


                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                                      UNAUDITED
                                      ---------



                            THREE MONTHS ENDED         NINE MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                          -----------------------   ------------------------

                              1997        1998          1997         1998
                              ----        ----          ----         ----
          REVENUES:

          Sales . . . . . $13,364,035  $9,568,454   $20,114,906  $26,062,031

          Lease revenue .   2,764,898   1,877,703     8,188,263    5,524,102

          Fee, interest
            and other
            income  . . .      76,800     113,375       857,764      573,000
                          -----------  ----------   -----------  -----------

              Total
               revenues .  16,205,733  11,559,532    29,160,933   32,159,133
                          -----------  ----------   -----------  -----------


          COSTS AND EXPENSES:

          Cost of sales .  12,775,064   8,912,328    18,808,375   24,309,658

          Lease expense .   2,679,478   1,844,557     7,870,158    5,310,222

          Selling,
           general and
           administrative
           expenses . . .   1,118,006   1,520,687     2,605,548    3,695,361
                          -----------  ----------   -----------  -----------

              Total
               costs and
               expenses .  16,572,548  12,277,572    29,284,081   33,315,241
                          -----------  ----------   -----------  -----------

          Income (loss)
            before provision
            (benefit) for
            income taxes.    (366,815)   (718,040)     (123,148)  (1,156,108)

          PROVISION (BENEFIT)
            FOR INCOME
            TAXES   . . .    (146,565)   (254,276)      (48,856)    (429,527)
                          -----------   ----------   ----------  -----------

              Net income
               (loss) . .   $(220,250)  $(463,764)     $(74,292)   $(726,581)
                          ===========   =========    ==========  ===========

              Basic income
               (loss) per
               common
               share  . .      $(0.11)     $(0.23)       $(0.04)      $(0.37)
                          ===========   =========    ==========  ===========

              Diluted income
               (loss) per
               common
               share  . .      $(0.11)     $(0.23)       $(0.04)      $(0.37)
                          ===========   =========    ==========  ===========

          Shares used in
            computing net
            income (loss)
            per share:

              Basic . . .   1,995,577   1,978,500     1,993,178    1,979,213
                          ===========  ==========   ===========  ===========

              Diluted . .   1,995,577   1,978,500     1,993,178    1,979,213
                          ===========  ==========   ===========  ===========


                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ---------------------------------------------------------

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                     --------------------------------------------

                                      UNAUDITED
                                      ---------


                                 COMMON STOCK
                                 ------------       ADDITIONAL      STOCK
                                                     PAID-IN-    SUBSCRIPTION
                                SHARES    AMOUNT      CAPITAL     RECEIVABLE
                                ------    ------    -----------   ----------


          BALANCE, DECEMBER
            31, 1997          1,997,500  $79,900    $13,644,228            -

          Net loss                    -        -              -            -

          Issuance of common
            stock               162,500    6,500        812,500    ($812,500)

          Purchase of
            treasury stock            -        -              -            -
                              ---------  -------    -----------  -----------


          BALANCE, SEPTEMBER
            30, 1998          2,160,000  $86,400    $14,456,728    ($812,500)
                              =========  =======    ===========  ===========





                                 ACCUMULATED         TREASURY
                                  (DEFICIT)           STOCK        TOTAL
                                 ----------          --------      -----
          BALANCE, DECEMBER
            31, 1997           ($6,049,080)         $(29,365)   $7,645,683

          Net loss                (726,581)                -      (726,581)

          Issuance of common
            stock                                                    6,500

          Purchase of
            treasury stock               -           (21,240)      (21,240)
                             -------------      ------------    ----------


          BALANCE, SEPTEMBER
            30, 1998           ($6,775,661)         ($50,605)   $6,904,362
                             =============      ============    ==========


                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       ---------------------------------------

                                      UNAUDITED
                                      ---------


                                                  1997          1998
                                              ------------   -----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                    $   145,958   $  (726,581)
          Adjustments to reconcile net income
            (loss) to net cash provided by
            operating activities:
               Deferred income taxes                    --      (484,388)
               Depreciation                      3,790,698     3,314,312
               Amortization of discounts on
                 investments                       (97,183)      (26,953)
               Amortization of goodwill                 --        36,189
               Changes in operating assets
                 and liabilities:
                    Accounts receivable         (2,068,633)     (816,861)
                    Other assets                   (72,092)     (248,007)
                    Accounts payable              (592,571)     (101,844)
                    Accrued expenses                42,846        55,426
                                               -----------   -----------

          Net cash provided by operating         1,149,023     1,001,293
            activities                         -----------   -----------

          CASH FLOWS FROM INVESTING ACTIVITIES:

             Purchase of equipment for direct
               finance leases and sales-type
               leases                          (25,381,098)   (9,411,901)
             Termination of direct finance
               leases                            4,236,465     3,159,587
             Proceeds applied to direct
               finance leases and sales-type
               leases                            5,012,761    13,263,485
             Purchase of equipment for
               operating leases                    (41,333)   (6,930,505)
             Termination of operating leases            --       251,168
             Residual value sharing
               arrangements                      4,628,698     1,885,530
             Payment for acquisition of
               Deltaforce, net of cash
               acquired                                 --      (777,348)
             Purchases of investments          (10,156,296)   (3,084,593)
             Proceeds from sale/maturity of      8,940,000     6,636,003
               investments                     -----------   -----------

          Net cash (used in) provided by       (12,760,803)    4,991,426
            investing activities               -----------   -----------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from sale of common
              stock                                     --         6,500
             Repurchase of common stock            (18,574)      (21,240)
             Proceeds from notes payable         3,578,697     2,332,552
             Repayment of notes payable             (1,110)   (1,077,515)
             Decrease in amounts due on
              purchases of equipment for
              leases                           (17,448,765)     (649,777)
             Increase in non-recourse lease
              financing                         32,192,094    13,509,866
             Termination of non-recourse
              lease financing                     (885,700)   (2,864,077)
             Repayments and interest
              amortization applied to           (8,616,519)  (16,257,272)
              non-recourse lease financing     -----------   -----------

          Net cash provided by (used in)         8,800,123    (5,020,963)
            financing activities               -----------   -----------

          Net increase (decrease) in cash and
            cash equivalents                    (2,811,657)      971,756

          CASH AND CASH EQUIVALENTS,             3,700,774     2,209,649
            beginning of period                -----------   -----------

          CASH AND CASH EQUIVALENTS, end of     $  889,117    $3,181,405
            period                             ===========   ===========

          SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid for income taxes          $   28,210    $   73,285
                                               ===========   ===========
            Cash paid for interest              $1,328,337    $2,018,903
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

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------


          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiaries (the "Company") at September 30, 1998 and its results of operations and cash flows for the three and nine months ended September 30, 1997 and 1998, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31,1997.

          2. The financial statements for the three and nine months ended September 30, 1998 are consolidated to include the results of the Company's two wholly owned subsidiaries, Paratech Resources, Inc. and Deltaforce Personnel Services, Inc ("Deltaforce"). All material intercompany balances and transactions have been eliminated.

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

          5. Effective May 19, 1998 the Board of Directors approved a reduction of the authorized number of shares of common stock from 35,000,000 to 17,500,000 and authorized a one-for-four reverse stock split of the Company's common stock. The par value of the common stock was increased from $.01 to $.04 per share. Accordingly, all references in the financial statements and notes to common share data have been adjusted to reflect the reverse stock split. Preferred stock remained unchanged.

          6. On July 28, 1998, Deltaforce acquired certain assets from RBW Staffing Resources, Inc., ("RBW") a privately held New York City-based staffing company, for approximately $325,000, which included $100,000 of notes payable. The acquisition was accounted for as a purchase and accordingly the operating results of RBW have been included in the Company's consolidated statements since the date of the acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired, net of direct costs and expenses associated with the acquisition, of approximately $440,000 has been recorded as goodwill and is being amortized over 15 years. In connection with this acquisition, Deltaforce entered into noncompete agreements with two key executives of RBW for an aggregate consideration of $460,000, $60,000 of which was paid at closing with $150,000 due on July 28, 1999 and $250,000 due on July 28, 2000. In addition, simultaneous with the closing of the transaction, the Company entered into a stock purchase agreement with the former shareholder of RBW (the "Shareholder"). Under the terms of this agreement, the Company sold 162,500 shares of newly issued $.04 par value common stock to the Shareholder as follows:
               (1) 81,250 shares at $4.00 per share, and (2) 81,250 shares at $6.00 per share. The Shareholder paid for the stock with cash equal to the par value of the shares issued, $6,500, and by the issuance of two non-recourse secured promissory notes repayment of which is secured by the shares under a stock pledge agreement. The notes mature on July 27, 2000 and July 27, 2001, respectively. Deltaforce also entered into an employment agreement with the Shareholder for a term of 24 months including a one-time sign-on bonus paid at closing.

          7. On October 23, 1998, the Company acquired 100% of the outstanding shares of Abbey, Garrett and Seth, Ltd. (dba:
               Comptech Resources), a privately held, Garden City based systems consulting, software applications and Internet commerce development firm. The acquisition will be accounted for as a purchase; accordingly the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

          GENERAL

               Paramount Financial Corporation and subsidiaries ("Paramount" or the "Company") is a comprehensive asset management and business solution provider, offering customers a wide range of integrated services, including lease finance, information technology ("IT") consulting, network design and implementation, and staffing services. The Company includes two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech"), and, as of January 1998, Deltaforce Personnel Services, Inc. ("Deltaforce").

               During the nine months ended September 30, 1998, the Company continued with its strategic diversification and expansion plans. In January, the Company completed the acquisition of Deltaforce, a privately held New York City based staffing company specializing in legal support staff. This acquisition further enhanced the Company's product offerings by including staffing services to its expanding list of integrated services. This acquisition was followed closely by the acquisition of RBW Staffing Services, Inc. ("RBW"), another New York City based staffing company. Following this second acquisition, the Company merged the operations of RBW into Deltaforce. The combined company now offers not only temporary legal support staff, but also temporary and permanent IT, attorney and paralegal placements.

               In addition to the Deltaforce and RBW acquisitions, during the nine months ended September 30, 1998, the Company continued to invest in the expansion of its systems integration subsidiary, Paratech Resources, Inc. Paratech continues to move ahead with its growth plans in both personnel and product offerings. Both Paratech and Deltaforce are important parts of the evolution of Paramount from a lease finance company to a diversified business solution provider. When comparing the first nine months of 1998 with the first nine months of 1997, it is important to note that Deltaforce was not part of the Company in 1997 and Paratech was a relatively insignificant part of the Company for the first quarter of 1997. In addition, as a result of the acquisitions of Deltaforce and RBW the Company incurred a number of one-time, non repetitive charges during the nine months ended September 30, 1998 that had a negative impact of the Company's consolidated results from operations for the period.

               In October 1998, the Company completed the acquisition of Abbey, Garrett & Seth, Ltd. (dba: Comptech Resources) ("Comptech"), a systems consulting, software application and
          Internet commerce development firm.   Comptech brings a
          specialization in client-server accounting, sales-force automation, web development and e-commerce applications, which when combined with Paratech's systems integration and consulting services, enables the Company to offer a full complement of state-of-the-art technology solutions.

               The Company remains committed to the growth of its lease portfolio and continued to engage in this activity during the nine months ended September 30, 1998. The Company believes that continued expansion of the portfolio of IT equipment on lease will create financial benefits over a continuum of time, since, unlike other equipment, IT equipment is frequently upgraded and/or enhanced during the term of its lease, resulting in opportunities to lease new equipment and market displaced equipment. Further, as an integrated lessor and business solution provider, the Company believes that it is well positioned to meet the ever-changing needs of its customers.

          Fluctuations in Quarterly Results
          ---------------------------------

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

               The Company is aggressively working to maximize the returns on the residual value investments made on its lease portfolio. Such efforts, which are an ordinary but not a predictable part of the Company's business, often result in equipment originally leased under an operating lease, and accounted for as described below, being upgraded or otherwise enhanced and extended at the original account or leased to a different end-user. The resulting lease may qualify under FAS 13 as a sales type lease, in which the Company can record as sales revenue the fair market value of the equipment and recognize as income the difference between this amount and the equipment's cost or net book value. Since a sales type lease is a form of direct finance lease, the new lease is recorded over its remaining term as a direct finance lease resulting in a reduction of lease rental income and lease expense compared to the original operating lease accounting.

               Marketing efforts may also result in the sale of the leased asset to the customer which will result in an increase in revenue and, to the extent the sales proceeds exceed the net book value, net income, in the quarter in which the sale occurs. Any such sale will also result in a reduction of revenue, expense and profit expected in subsequent quarters since the equipment was sold.

               Given the possibility of such fluctuations as described above, the Company believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

          Lease Accounting
          ----------------

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


          RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

               Net loss for the three months ended September 30, 1998 was $464,000, after a benefit for income taxes of $254,000, as compared with a net loss of $220,000 after a benefit for income taxes of $147,000 for the comparable period in 1997.

               For the three months ended September 30, 1998, the Company recorded sales revenue of $9.6 million, a $3.8 million decrease over the $13.4 million recorded during the three months ended September 30, 1997. The decrease is primarily a result of the transactional nature of the Company's leasing business and the resulting quarterly fluctuations. See "General" and "Fluctuations in Quarterly Results." Additionally, Paratech's revenue decreased in the quarter by 11% to $935,000 when compared with 1997. The decrease in sales at Paratech is a result of the Company's efforts to de-emphasize low margin, high volume hardware sales and increase higher margin, lower volume services revenue. DeltaForce, which was not part of the Company in 1997, contributed $1.4 million in revenue during the quarter.

               As a result of the Company's ongoing marketing efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the first, second and third quarters of 1997, have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. As a result of this activity, the effect of accounting for a lease as a direct finance lease versus an operating lease, net of new leases written in the third quarter, lease revenue and lease expense decreased for the three months ended September 30, 1998 when compared to the three months ended September 30, 1997 by 32.1% and 31.2%, respectively. See "Fluctuations in Quarterly Results" and "Lease Accounting."

               During the three months ended September 30, 1998, the Company entered into new lease transactions totaling $4.7 million of equipment cost as compared with $12.1 million for the three months ended September 30, 1997. See "General," "Fluctuations in Quarterly Results" and "Lease Accounting." During the quarter ended September 30, 1998, the Company entered into $3.0 million of non-recourse lease financing arrangements, as compared with $309,000 for the three months ended September 30, 1997. See "Liquidity and Capital Resources."

               During the three months ended September 30, 1998, the Company generated $113,000 in fee, interest and other income, compared to $77,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General."

               Selling, general and administrative expenses ("SG&A") totaled $1.5 million for the three months ended September 30, 1998, representing an increase of 36.0% over the $1.1 million recorded during the three months ended September 30, 1997. The increase in SG&A is a result of the acquisition of Deltaforce and RBW, which contributed $658,000 to the total increase, as well as
          the continued growth Paratech, which contributed $330,000.   In
          addition, included in the SG&A expense for the three months ended September 30, 1998, was $180,000 of one time charges related specifically to the acquisition of RBW. See "General."

               The tax benefit of $254,000 for the three months ended September 30, 1998 reflects the standard rate for federal and state taxes. During the three months ended September 30, 1997, the Company recorded a tax benefit of $147,000, reflecting the same standard tax rate.

          NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

               Net loss for the first nine months of 1998 was $727,000, after a benefit from income taxes of $430,000, as compared with net loss of $74,000, after a benefit for income taxes of $49,000.

               For the nine months ended September 30, 1998, the Company recorded sales revenue of $26.0 million, a $5.9 million increase over the $20.1 million recorded during the nine months ended September 30, 1997. The majority of the sales volume in 1998 was a result of marketing activities within the Company's existing lease portfolio. In addition, Paratech's sales volume increased by 36.9% to $3.5 million and Deltaforce contributed $2.7 million in revenue. These factors contributed to the increase in revenue as compared with the nine month period in 1997. See "Fluctuations in Quarterly Results."

               As a result of the Company's ongoing marketing efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the third quarter of 1997, have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. As a result of this activity, and the effect of accounting for a lease as a direct finance lease versus an operating lease, lease revenue and lease expense each decreased for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 by 32.5%. See "Fluctuations in Quarterly Results" and "Lease Accounting."

               During the nine months ended September 30, 1998, the Company entered into new lease transactions totaling $16.3 million of equipment cost as compared with $37.5 million for the nine months ended September 30, 1997. Of the total cost of equipment leased during the quarter ended September 30, 1998, $9.4 million were recorded as direct finance leases, and $6.9 million were recorded as operating leases, compared to $37.5 million and $41,000 respectively, for the quarter ended September 30, 1997. See "General", "Fluctuations in Quarterly Results" and "Lease Accounting." During the nine months ended September 30, 1998, the Company entered into $13.5 million of non-recourse lease financing arrangements, as compared with $32.5 million for the nine months ended September 30, 1997. See "Liquidity and Capital Resources." Non-recourse debt entered into during the nine months ended September 30, 1997 increased at a faster rate than new lease origination as a result of the timing of the closing of certain large lease transactions. Of the total amount of non-recourse debt, $13.3 million related to leases that commenced in December 1996, but for which the Company was not required to pay for the equipment until January 1997.

               During the nine months ended September 30, 1998, the Company generated $573,000 in fee, interest and other income, compared to $858,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions.

               S,G&A expenses totaled $3.7 million for the nine months ended September 30, 1998, representing an increase of 41.8% over the $2.6 million recorded during the nine months ended September 30, 1997. The increase in SG&A is a result of the acquisition of Deltaforce and RBW, which contributed $1.1 million to the total increase, as well as Paratech, which contributed $991,000 to SG&A expenses. In addition, included in the SG&A expense for the nine months ended September 30, 1998, was $180,000 of one time charges related specifically to the acquisition of RBW. See "General."

               The tax benefit of $430,000 for the nine months ended September 30, 1998 reflects the standard rate for federal and state taxes. During the nine months ended September 30, 1997, the Company recorded a tax benefit of $49,000, reflecting the same standard tax rate.


          LIQUIDITY AND CAPITAL RESOURCES

               As of September 30, 1998, the Company had $3.2 million in cash and cash equivalents. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government or other AA rated obligations. Primarily as a result of the acquisition of Deltaforce and RBW, the continued investment in Paratech and the Company's continuing investment in its portfolio of IT equipment on lease, the Company experienced a reduction in net cash and investments available for sale during the first three quarters of 1998.

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

               The Company continues to fund the growth of Paratech. In addition, the Company is seeking to expand Paratech's operations through both acquisitions and internal growth. Since Deltaforce is now an established operation, the Company does not anticipate investing significant additional cash in this business. However, in order to expand Deltaforce's operations, which the Company is aggressively seeking to accomplish, the Company will need to utilize its cash balances to fund potential future acquisitions. The Company is limited to its current cash balances for funding such add-on acquisitions and internal growth, unless the Company is able in the future to raise significant additional financing. There can be no assurance that the Company will be able to raise any such financing. Further, the Company's cash funds for acquisitions might be limited to the extent that the Company's current operations or the operations of any future acquisitions require the funding of losses or the incurence of capital outlay.

               During the nine months ended September 30, 1998, the Company entered into several residual value sharing and financing arrangements with an equipment investor totaling $2.3 million. This investor (i) purchased a portion of the Company's residual value of equipment on lease in exchange for the right to share in remarketing proceeds generated from the equipment on lease, and
          (ii) provided recourse financing for the remaining portion of the Company's residual value investment. The equipment on lease and the related leases serve as collateral for these financings. During the nine months ended September 30, 1998, in connection with the early extension of leases, the Company repaid $849,000 of such loans using the proceeds of these extensions. The Company expects to repay the balance of these loans through the proceeds generated from remarketing the subject equipment in the future. These transactions allow the Company to continue to grow and expand its lease portfolio without significantly affecting its current cash balances.

               At September 30, 1998, the Company had four types of credit lines available:

               Equipment Bridge Financing Lines: These lines allow the Company to borrow up to $1.25 million in the aggregate and are secured by equipment and contracts to sell or lease that equipment. Borrowings under these lines bear interest at 1% above the prime rate. In addition, one of these lines offers the Company the ability to borrow up to $100,000 on an unsecured basis. The purpose of these credit lines is to allow the Company to pay its suppliers on a timely basis while waiting for the customer to pay or for the non-recourse financing to occur. During the quarter ended September 30, 1998, the Company did not borrow any amounts from these lines, and accordingly had nothing outstanding as of September 30, 1998. As a result of its cash balances, the Company has been able to internally finance its equipment purchases.

               Lease Finance Line: This line allows the Company to borrow up to $1 million to permanently finance, on a recourse basis, the rental streams under certain lease transactions pledged as collateral. The facility is secured by the individual leases
          pledged and the associated equipment.   The Company is required
          to maintain certain financial ratios. Borrowings are financed at a fixed rate spread over the US Treasury bill at the time of funding. As of September 30, 1998, the Company had $179,000 outstanding under this line.

               Term Loan: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001.

               Deltaforce Revolving Credit Facility: Deltaforce has a $500,000 revolving line of credit agreement with a bank secured by accounts receivable which expires on January 11, 1999. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of September 30, 1998, Deltaforce had $500,000 outstanding under this line. In October of 1998, this line was increased to $750.000.

               During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of Common Stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. During the first three quarters of 1998, the Company repurchased 12,000 shares for a purchase price of $21,240


          FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

               Statements contained in this Form 10-Q which are not historical facts are forward-looking statements. The Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the specific factors impacting the Company's business discussed under the caption "General", as well as increased competition; the availability of computer equipment; the ability of the Company to expand its operations and attract and retain qualified sales representatives experienced in the purchase, sale and lease of new and used computer equipment; the ability of the Company to attract and retain IT professionals skilled in specific applications; technological obsolescence of the Company's portfolio of computer equipment; competition in the IT consulting sector and general economic conditions.

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


                                       PARAMOUNT FINANCIAL CORPORATION



          Date:  November 13, 1998     By:    /s/ Paul Vecker
                                          ----------------------------------
                                          Paul Vecker, Senior Vice President
                                          and Chief Fiancial Officer

                                 EXHIBIT INDEX


          Exhibit          Description
          -------          -----------

             27            Financial Data Schedule