Form 10-K405
period 1998-12-31
PARAMOUNT FINANCIAL CORP
filed 1999-03-31
CIK 1000179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
                                      _________
          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

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

                       Common Stock, $0.04 par value per share
                       ---------------------------------------
                                   (Title of class)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X               No
                                  --                 --
               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

               The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on March 18, 1999 was approximately $1,618,017 based on the closing sales price of such stock on such date, as reported by the Nasdaq SmallCap Market.

               The number of shares outstanding of the Registrant's Common Stock, as of March 18, 1999 was: 2,160,000 shares of Common Stock, $0.04 par value.

             ------------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

               The Registrant's Definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders, to be filed by the Registrant with the Securities and Exchange Commission on or before April 30, 1999, is hereby incorporated by reference into
          Part III of this Annual Report on Form 10-K.

                           PARAMOUNT FINANCIAL CORPORATION

                              ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

                                        PART I

               ITEM 1 - BUSINESS  . . . . . . . . . . . . . . . . . . .   1
                         General  . . . . . . . . . . . . . . . . . . .   1
                         System Integration and Consulting Business . .   2
                         Staffing Services Business . . . . . . . . . .   4
                         Lease Finance Business . . . . . . . . . . . .   6
                         Employees  . . . . . . . . . . . . . . . . . .  10
                         Government Regulation  . . . . . . . . . . . .  10
               ITEM 2 - PROPERTIES  . . . . . . . . . . . . . . . . . .  11
               ITEM 3 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . .  11
               ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS  . . . . . . . . . . . . . . . . . . .  11

                                       PART II

               ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS  . . . . . . . . . . . . .  12
               ITEM 6 - SELECTED FINANCIAL DATA . . . . . . . . . . . .  14
               ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         General  . . . . . . . . . . . . . . . . . . .  16
                         Fluctuations in Quarterly Results  . . . . . .  17
                         Lease Accounting . . . . . . . . . . . . . . .  18
                         Results of Operations  . . . . . . . . . . . .  18
                         Liquidity and Capital Resources  . . . . . . .  21
                         Impact of Year 2000 Issue  . . . . . . . . . .  23
                         Forward Looking Statements and Associated
                         Risk . . . . . . . . . . . . . . . . . . . . .  24
                         Inflation  . . . . . . . . . . . . . . . . . .  25
               ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK  . . . . . . . . . . . . .  25
               ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  .  25
               ITEM 9  - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE . . .  25

                                       PART III

               ITEM 10 - ITEM 13 DOCUMENTS INCORPORATED BY REFERENCE  .  26

                                       PART IV

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                         REPORTS ON FORM 8-K  . . . . . . . . . . . . .  26

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  28

                                        PART I

          ITEM 1 - BUSINESS

          GENERAL

               Paramount Financial Corporation and subsidiaries ("Paramount" or the "Company") is a comprehensive business solution provider, offering customers a wide range of integrated services, including lease finance, information technology ("IT") consulting, network design and implementation, and staffing services. The Company was formed in 1991 and includes two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc. ("Deltaforce").

               The evolution of Paramount from a high technology equipment leasing and trading company to a full service business solution provider began in 1996. During the first quarter of that year, in response to the Company's need to provide its customers with more value added services, the Company created a new wholly owned subsidiary, Paratech Resources, Inc. Paratech offers customers a full IT service solution, including hardware, software, system design, integration and other value-added support services for the local area and wide area network (LAN and WAN) environment.

               In an effort to further enhance and expand its network integration services and solutions business, Paratech acquired Comptech Resources, Inc. ("Comptech") in October 1998. Comptech is a systems consulting, software application, Year 2000 compliance and Internet commerce development firm. The acquisition of Comptech brings to Paramount a specialization in client-server accounting, sales-force automation, web development and e-commerce applications, which when combined with Paratech's systems integration and consulting services, enables the Company to offer a full complement of state-of-the-art technology solutions.

               The Company's strategic diversification and expansion plans also resulted in two other acquisitions during 1998. In January 1998, the Company completed the acquisition of Deltaforce Personnel Services, Inc., a privately held New York City based staffing company specializing in legal support staff. This acquisition further enhanced the Company's product offerings by including staffing services to its expanding list of integrated services. The Deltaforce acquisition was followed in August by the acquisition of RBW Staffing Services, Inc. (d/b/a WordSmiths) ("WordSmiths"), a New York City based staffing company also specializing in legal support staff. Following this second acquisition, the Company merged the operations of WordSmiths into Deltaforce to form "The DeltaGroup." As a result of the Deltaforce and WordSmiths acquisitions, the Company now offers not only temporary legal support staff, but also temporary and permanent IT, attorney and paralegal placements.

               Throughout this period of strategic expansion and diversification, the Company maintained its lease portfolio and in 1998 selectively engaged in new lease transactions. The Company believes that in acting as an integrated lessor and business solution provider, it is well positioned to meet the ever-changing needs of its customers.

               During the three years ended December 31, 1998, the Company has generated over $100 million of new lease business. Due to the large dollar size of the Company's leasing transactions, the majority of the Company's revenues for fiscal 1998 and 1997 continue to be from leasing and lease related transactions.


          SYSTEM INTEGRATION AND CONSULTING BUSINESS

          Industry Background

               Technology is more important in business than ever before, since almost every aspect of an organization is dependent on computer and information technology. As a result, IT infrastructure has become a vital element of an organization's long-term business strategy. However, in today's competitive business environment, the Company believes that most organizations are focused on their core competencies and not on managing and maximizing the return on their investment in technology. Thus, the Company believes that the need is increasing for the expertise of companies such as Paratech to help businesses through this process.

               The Gartner Group, a leading computer industry analyst, estimates that the average cost of a corporate customer acquiring, maintaining, supporting and disposing of a networked
          PC is approximately $41,000 over a five year period.   Thus, more
          than ever, companies are struggling for cost-effective solutions that bring order to this ever-changing situation, and the Company believes that many businesses will continue to recognize that they cannot achieve this on their own. The Company believes that businesses are looking for solution providers that can offer them a full spectrum of services that will ultimately lead to a lower cost of ownership of their IT assets.

               Systems integration includes designing systems and integrating hardware, software and communications. According to the International Data Corporation, a computer industry research firm, the systems integration market will grow to nearly $27 billion by the year 2000. This growth is being driven by several factors, including the proliferation of distributed computing applications, the increased reliance on network computing, and the trend for companies to outsource network management responsibilities to companies such as Paratech.

               The U.S. Department of Commerce reported that 100 million people logged onto the Internet in 1997, up from 40 million in 1996. The Internet is dramatically changing the way companies do business making electronic commerce an essential tool for any business. Companies that implement Internet commerce sites require professionally designed web sites, reengineered business processes, integration with their back-office, and scalable transaction systems. These companies generally lack the skills, systems and expertise to effectively launch and manage the increasingly sophisticated network systems and support infrastructure required to conduct electronic commerce. More than ever these companies are reaching out to industry experts such as Paratech.

          Operations

               The Company's system integration and consulting business is conducted through Paratech Resources Inc.

               Paratech's mission is to assist and support companies in designing computer networks that cater to their individual needs and to implement these systems in a cost-effective manner. Paratech ensures that these systems support a company's business goals by staying closely attuned to each client's environment in order to provide the strategy and consulting required to achieve their goals. Paratech offers a full range of comprehensive technology solutions, including network design and integration, software applications, system training and value-added support.

               Nineteen ninety-eight was a year of great expansion for Paratech. Paratech significantly broadened its sales and technical staff and the range of its product offering with the acquisition of Comptech. Comptech brings to Paratech a specialization in Great Plains client-server accounting software, Goldmine sales-force automation software, web development and e-commerce applications, which when combined with Paratech's pre-existing systems integration and consulting services, enables the Company to offer a full complement of state-of-the-art technology solutions.

               Paratech is platform independent and thus can provide customers with the latest technology and flexible financial alternatives. Because companies want both value and fast delivery of their products, Paratech sifts through the barrage of products and equipment to offer the most extensive and complete solutions to its customers. Paratech works with its customers to develop strategies governing when to acquire equipment, upgrade existing equipment and order new equipment to take advantage of current technology. The Company believes that a single source solution enables the customers to use fewer vendors while providing a more efficient integration, thereby reducing costs, minimizing risk, and increasing management control and accountability.

               Furthermore, through Paramount, the Company can offer its customers lease financing for all of the products and services that it sells through Paratech. The Company believes that this "vertical integration" provides Paratech with a significant competitive advantage in the system integration market.
          Customers of Paratech are provided with a total technology and financial solution which will allow them to assess their IT costs in terms of a fixed monthly rate, rather than a large one-time cash outlay.

          Competition

               Paratech competes against major hardware distributors and national and regional consulting and service organizations. The Company believes that it is able to compete in this market due to the technical expertise of its employees, its focus on customer service, and its relationship with equipment manufacturers and vendors. In addition, the Company believes its ability to act as a sole source provider offering all components of an IT solution, from hardware and infrastructure to specific application software and Internet design and implementation, provides it with a competitive advantage.

          Customer Concentration

               Paratech's typical customers are mid-size regional organizations with ongoing IT infrastructure needs. The Company believes that Paratech's business is not dependent on any single customer. For the year ending December 31, 1998, the three largest customers of Paratech accounted for 21.0% of total sales. The loss of any of these major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

          STAFFING SERVICES BUSINESS

          Industry Background

               The temporary staffing industry, once used predominately as a short-term solution for peak production periods and to temporarily replace absent workers, has evolved into a permanent and significant component of the staffing plans of many companies. Corporate restructuring, downsizing, increased government regulations governing employee relations, advances in technology, and the desire by many companies to shift employee cost from a fixed to a variable expense have contributed to the strong growth of the temporary staffing industry. Temporary staffing firms act as intermediaries in matching available temporary workers to employer assignments. According to the Staffing Industry Report, an industry research firm, the temporary staffing industry was a $54.5 billion industry in 1997, and was estimated to reach $62.9 billion in 1998. Of this total, office/clerical and IT, the two segments in which the Company operates, accounted for $29.0 billion in 1997 and are estimated to reach $35.6 billion in 1998.

          Operations

               The Company entered the temporary staffing business in 1998 with the acquisition of Deltaforce Personnel Services Inc.

               Deltaforce, which commenced operations in 1988, is a provider of temporary legal-support staff to the legal community in the New York City metropolitan area. Deltaforce's typical clients are large New York City based law firms with on-going needs for temporary personnel services. The Company's acquisition of Deltaforce was followed closely by the acquisition of WordSmiths in August. WordSmiths is an 11-year old staffing firm providing law firms with support staff, proofreaders, legal professionals and paralegals, and its services are a strong complement to the legal services of Deltaforce. Following this second acquisition, the Company merged the operations of WordSmiths into Deltaforce to create The DeltaGroup. The combined company now offers not only temporary legal support staff, but also temporary and permanent IT, attorney and paralegal placements. The Company believes that The DeltaGroup is now among the top five temporary staffing companies to the legal community in New York City.

               Following the acquisition of Deltaforce, the Company made a considerable investment in systems and process improvements to create a new and improved infrastructure to enhance client servicing, applicant recruitment and overall productivity. These systems, which are specific to the staffing industry, provide The DeltaGroup with the platform to grow without incurring additional administrative costs. With the integration of WordSmiths into the Deltaforce operation, the company was able to realize economies of scale concurrent with improving overall performance and serving the growing client base more efficiently.

               In the temporary staffing industry, quality of service is generally a function of two things: (i) the ability to effectively match an individual worker to a specific assignment, and (ii) the promptness with which the assignment is filled. The Company believes that the experience of its management and internal staff and its standing in the market allows it to effectively access a large supply of available temporary workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment.

          Competition

               The DeltaGroup competes against local and national temporary personnel firms, both to recruit and retain a supply of worker and to attract customers to use temporary employees. Many of the firms that the Company competes with have greater financial resources available for marketing and advertising as well as a larger pool of potential candidates to fill positions. The Company believes that it can compete against these firms due to the experience of existing management, the relationships that it has maintained over the years, and the reputation that it holds in the market for providing high quality service. The Company recruits temporary workers through a wide variety of means, principally personal referrals and advertisements. In addition, The DeltaGroup has installed a new state-of-the-art computer system specifically designed for the temporary personnel industry, which allows it to effectively match candidates with assignments in a timely and efficient manner. Further, as a result of The DeltaGroup's affiliation with Paratech, the Company believes The DeltaGroup can create additional opportunities to place candidates in IT related disciplines.

          Customer Concentration

               The DeltaGroup's typical clients are large New York City based law firms with on-going needs for temporary personnel services. The Company believes that its business is not dependent on any single customer. For the year ending December 31, 1998, the three largest customers of The DeltaGroup accounted for 17.1% of total sales. The loss of any of these major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

          LEASE FINANCE BUSINESS

          Industry Background

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

               As more end-users become aware of the economic benefits of leasing, they often turn to independent leasing companies. Independent lessors, such Paramount, offer tailored financing and flexible delivery, and can deliver financing for mixed systems from different vendors. Responding to customers' demands, leasing companies are becoming increasingly more flexible in terms of lease duration, equipment upgrades and payment options. By more accurately assessing the residual value associated with the price of equipment, lessors have become better able to fine tune the fixed monthly payment amount.

               According to the U.S. Department of Commerce "trends and forecasts for equipment leasing in the US", it is estimated that nearly $180 billion worth of equipment was leased in 1997 with a forecasted amount of $183.4 billion in 1998. Of the total equipment leased in 1997, nearly $10.5 billion was computer and computer related products.

          Operations

               The Company's leasing operations involve the leasing of new or used high technology equipment to computer end-users nationwide. The majority of the Company's end-user customers are Fortune 1000 and equivalent companies with large data processing needs. The Company offers its customers a variety of choices for their data processing needs, including equipment manufactured by IBM, Hitachi Data Systems, Amdahl Corporation, EMC Corporation, Sun Microsystems Inc., Hewlett-Packard Co., Storage Technology Corp. and Xerox Corp., and includes mainframe and midrange central processing units, peripheral devices, upgrades and component parts; client servers; LAN and WAN equipment; telecommunications equipment; and personal computers.

               Furthermore, through the Company's system integration business, Paramount is positioned to offer lease finance arrangements to customers of Paratech. The Company views this "vertical integration" as not only a strategic advantage for Paratech, but also as an additional source of obtaining quality assets and customers for the Paramount lease portfolio. As the business of Paratech continues to expand, the Company anticipates that a significant portion of its new lease business will come from transactions originated by Paratech.

               The Company's objective is to conduct its leasing business with customers whose creditworthiness permits the Company to obtain long-term, non-recourse, fixed rate financing for its lease transactions. All of the Company's equipment leases are noncancellable, place the risk of damage or destruction to the equipment on the lessee, have original terms typically ranging from 24 to 60 months and are governed by a master lease agreement (the "Master Lease"). The specific terms of each Master Lease vary, but each creates a triple net lease obligation on the part of the lessee. A Master Lease is an important marketing tool for Paramount because it allows for multiple lease transactions with the same customer without having to re-execute a new lease agreement. Instead, each lease is documented by an equipment schedule, which incorporates the terms of the Master Lease, providing customers of Paramount with an easy and efficient means of leasing equipment over time.

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

               The focus of the Company's activities with respect to particular models of computer equipment changes periodically as a result of changes in market conditions and advances in computer technology. New product introductions and deliveries have historically created opportunities to arrange leases, re-market displaced equipment and provide upgrades. The Company believes that its relationship with Paratech will provide the greatest lease opportunities for Paramount in the future.

               The Company maintains several informal relationships with banks and other financial institutions for the purpose of discounting lease transactions on a non-recourse basis. These banks and financial institutions are in the business of discounting lease transactions and actively look to acquire transactions that meet their criteria of credit quality, transaction size, term, documentation and rate. Prior to committing to a lease transaction, the Company reviews the creditworthiness and other key characteristics of the lease and discusses the same with one or more of these banks or financial institutions in an attempt to get prior approval for the transaction, thereby avoiding the possibility of the Company committing to a transaction that it would be unable to finance. To the extent that a time lag exists between the date that the Company must pay its vendors for the equipment to be leased and the date that the non-recourse lease financing is funded, the Company can and in limited circumstances has used its bridge financing lines. In addition, the Company has entered into recourse financing arrangements whereby certain financial institutions finance the residual value investment of certain equipment on lease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

               The Company plans to selectively expand its computer lease portfolio, while also repositioning Paramount to act as the financing division for transactions generated by Paratech.

               The Company believes that it can considerably mitigate the risks associated with residual value investments. The Company intends to make these residual value investments on a conservative and select basis. These investments will be made at accounts where the Company has developed a strong working relationship with the data processing and financial officers. The residual value investment will be based heavily on this relationship and the end-user's historical tendencies to either upgrade equipment and extend leases prior to expiration, or to return equipment at lease expiration. In addition, the Company will utilize its experience in computer hardware in determining the extent of its residual value investments. Each situation will be analyzed separately with particular focus on the possible upgrade paths of the hardware, the potential for technological changes which may reduce the comparative efficiency of the equipment, and the Company's knowledge of the end-users and their likely growth plans for the future. In addition, the Company will consult with published reports by independent appraisal services to gauge its investments. On an annual basis, the Company will compare its residual investments to these published reports and make write-downs if a reduction in value is deemed to be permanent.

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

          Competition

               The computer leasing industry is characterized by intense competition. Companies compete for accounts through a variety of factors. The Company believes it competes on the basis of price, responsiveness to customer needs, flexibility in structuring lease transactions, relationships with customers and vendors and knowledge of the equipment. Further, the Company has a network of lenders to discount the rental streams at what the Company believes are favorable competitive rates. In addition, the Company believes that it has an efficient back office operation which allows it to keep its overhead low, thus requiring a lower sales threshold on each transaction. Another important competitive factor is customer service. The Company has attempted to take a "hands-on" approach with its customers in order to build and maintain long-term, mutually beneficial relationships, and the Company believes that this relationship-building approach has distinguished Paramount from some of its competitors. In addition, as an independent lessor and trader of equipment, Paramount is able to deliver a wide variety of equipment to its customers on a timely basis.

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

          Customer Concentration

               The Company's typical leasing customers are large, creditworthy corporations that require several million dollars of equipment per year and are repeat customers of the Company. Repeat business generated through existing relationships is an important source of revenue for the Company. While the Company believes that its business is not dependent on any single customer, as of December 31, 1998, the three largest lessees of the Company accounted for 87.1% of the original acquisition cost of all equipment leases owned and managed as of such date. The loss of any of these major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

          EMPLOYEES

               As of December 31, 1998, the Company employed 53 full-time employees and 536 temporary part-time employees. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. None of the Company's employees are represented by a labor union.


          GOVERNMENT REGULATION

               The Company has not been materially affected by any government regulations applicable to its business activities.

          ITEM 2 - PROPERTIES

          PROPERTIES

               The Company leases approximately 2,734 square feet of office space for its principal executive offices at One Jericho Plaza, Jericho, New York 11753. Payment of rent for the Company's offices is approximately $6,000 per month. This lease expires in August 1999. The Company intends to lease a larger space for its executive offices upon termination of this lease, the rent for which is expected to be at a higher monthly rate.

               In addition, the Company leases 6,000 square feet in Manhattan for The DeltaGroup operations. Payment of rent is approximately $13,000 per month. This lease expires in November 2002.


          ITEM 3 - LEGAL PROCEEDINGS

               There are no material legal proceedings pending against the Company.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

          ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's Common Stock and Class A Warrants began trading separately on the Nasdaq SmallCap Market under the symbols "PARA" and "PARAW," respectively, on January 22, 1996, the date of the Company's initial public offering. The following table sets forth the high and low closing prices for the Company's Common Stock for the periods shown below. Prices shown for periods prior to May 19, 1998 have been adjusted to reflect the Company's one-for-four reverse stock split at that time.

           COMMON STOCK
               1997                                      High       Low
               ----                                      ----       ---
               First quarter . . . . . . . . . . . .    $3 1/8  $1 1/2
               Second quarter  . . . . . . . . . . .         3     1/4
               Third quarter . . . . . . . . . . . .     4 3/8   1 1/2
               Fourth quarter  . . . . . . . . . . .     4 1/8   2 1/8


               1998                                      High       Low
               ----                                      ----       ---
               First quarter . . . . . . . . . . . .     2 3/4   1 1/2
               Second quarter  . . . . . . . . . . .    2 5/16  1 1/16
               Third quarter . . . . . . . . . . . .    1 3/16   19/32
               Fourth quarter  . . . . . . . . . . .     29/32    7/16


               1999
               ----
               January 1, 1999 through March 18, 1999        6   17/32

           As of August 20, 1998, the Class A Warrants were delisted from the Nasdaq SmallCap Market as a result of the failure to meet the minimum market maker requirement. Set forth below in the first table are the high and low closing prices for the Class A Warrants as reported by the Nasdaq SmallCap Market from January 1, 1997 through August 20, 1998. Set forth below in the second table are the high and low sales prices for the Class A Warrants as reported by the Nasdaq Over-The-Counter Bulletin Board since August 21, 1998.

           CLASS A WARRANTS
                               NASDAQ SMALLCAP MARKET
               1997                                      High       Low
               ----                                      ----       ---
               First quarter . . . . . . . . . . . .     $5/32     $3/97
               Second quarter  . . . . . . . . . . .      3/32      3/97
               Third quarter . . . . . . . . . . . .      3/16      3/97
               Fourth quarter  . . . . . . . . . . .      3/16      1/16

               1998
               ----
               First quarter . . . . . . . . . . . .      1/8       3/32
               Second quarter  . . . . . . . . . . .      3/32      1/32
               Third quarter (July 1 August 20)  . .      1/32      1/64

                       NASDAQ OVER-THE-COUNTER BULLETIN BOARD

               1998                                      High       Low
               ----                                      ----       ---
               Third Quarter (beginning August 21)(1)    DNT        DNT
               Fourth Quarter(1) . . . . . . . . . .     1/200    1/200

               1999
               ----
               January 1, 1999 through March 18, 1999     1/4     1/500
      ______________________
      1 After being delisted from the Nasdaq SmallCap Market, the Class A Warrants did not begin trading on The Over-The-Counter Bulletin Board until December 1998.

               The closing sales price of the Common Stock as of March 18, 1999, as reported by the Nasdaq SmallCap Market, was $2-5/32 per share. The closing sales price of the Class A Warrants as of March 19, 1999, as reported by the Nasdaq Over-The-Counter Bulletin Board, was $0.01 per Warrant.

               As of March 18, 1999, there were 40 record holders of the Common Stock.

          ITEM 6 - SELECTED FINANCIAL DATA

                           -----------------------------------------------------
                           1994        1995        1996         1997        1998
                           ----        ----        ----         ----        ----
      REVENUES:

      Sales and
      service . . . . $25,290,524 $30,857,949 $27,159,894 $21,405,788  $30,391,446

      Lease revenue .   2,592,531   2,147,358   3,680,924   9,829,991    7,478,750

      Fee, interest
       and other          109,247     162,873     511,698   1,159,062      615,295
       income . . . .  ----------  ----------  ----------  ----------   ----------

                       27,992,302  33,168,180  31,352,516  32,394,841   38,485,491
      Total revenues   ----------  ----------  ----------  ----------   ----------

      COSTS AND EXPENSES:

      Cost of sales .  23,540,952  28,955,984  25,785,022  19,933,213   28,157,266

      Lease expense .   2,091,361   1,828,412   3,419,600   9,499,365    7,172,273

      Selling,
       general and
       administrative
       expenses . . .   1,680,601   1,805,499   2,447,884   3,746,712    4,947,718

      Interest                  -   5,284,756       6,209           -       51,324
       expense  . . .  ----------  ----------  ----------  ----------   ----------

      Total costs and  27,312,914  37,874,651  31,658,715  33,179,290   40,328,581
       expenses . . .  ----------  ----------  ----------  ----------   ----------

      Income (loss)
       before provision
       for (benefit
       from) taxes  .     679,388  (4,706,471)   (306,199)   (784,449)  (1,843,090)

      Provision for
       (benefit
       from) income        33,706      21,850     498,212    (288,111)      (9,286)
       taxes  . . . .  ----------  ----------  ----------  ----------   ----------

      Net income       $  645,682 $(4,728,321) $ (804,411) $ (496,338) $(1,833,804)
       (loss) . . . .  ==========  ==========  ==========  ==========   ==========

      Basic loss per
       common share .                              ($0.41)     ($0.25)      $(0.89)
                                               ==========  ==========   ==========

      Diluted loss
       per common
       share  . . . .                              ($0.41)      (0.25)      $(0.89)
                                               ==========  ==========   ==========

      Shares used in
       computing net
       loss per share:
         Basic                                  1,954,493   1,991,117    2,067,842
                                               ==========  ==========   ==========
         Diluted                                1,954,493   1,991,117    2,067,842
                                               ==========  ==========   ==========


                                        1994           1995           1996
                                        ----           ----           ----

      BALANCE SHEET DATA:

      Total assets  . . . . . . .    $8,128,970    $12,378,585    $51,561,520

      Obligations for financial
        equipment - non-recourse      5,152,274      9,337,883     23,461,175

      Shareholders' equity  . . .       851,999        568,718      8,171,386

      LEASE PORTFOLIO DATA:

      Net investment in direct
       finance and sales-type
       leases . . . . . . . . . .     5,411,219      6,446,063     20,942,542

      Assets held under operating
       leases, net of accumulated
       depreciation . . . . . . .       846,126      3,976,209     21,103,033



                                        1997           1998
                                        ----           ----

      BALANCE SHEET DATA:

      Total assets  . . . . . . .   $53,062,461      $45,246,610

      Obligations for
       financial
       equipment -
       non-recourse . . . . . . .    40,287,404       33,435,459

      Shareholders' equity  . . .     7,645,683        5,797,139

      LEASE PORTFOLIO DATA:

      Net investment in
       direct finance
       and sales-type
       leases . . . . . . . . . .    39,941,764       30,059,378

      Assets held under
       operating leases,
       net of accumulated
       depreciation . . . . . . .     5,459,895        7,263,181

          ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the audited financial statements, including the notes thereto, appearing elsewhere in this Form 10-K.

          GENERAL

               Paramount Financial Corporation and subsidiaries is a comprehensive business solution provider, offering customers a wide range of integrated services, including lease finance, information technology consulting, network design and implementation and staffing services. The Company includes two wholly owned subsidiaries, Paratech Resources, Inc. and Deltaforce Personnel Services, Inc.

               During the year ended December 31, 1998, the Company continued with its strategic diversification and expansion plans. In January, the Company completed the acquisition of Deltaforce Personnel Services, Inc., a privately held New York City based staffing company specializing in legal support staff. This acquisition further enhanced the Company's product offerings by including staffing services to its expanding list of integrated services. The Deltaforce acquisition was followed closely by the acquisition of RBW Staffing Services, Inc. (d/b/a WordSmiths), another New York City based staffing company. Following this second acquisition, the Company merged the operations of WordSmiths and Deltaforce, and the combined company (called The DeltaGroup) now offers not only temporary legal support staff, but also temporary and permanent IT, attorney and paralegal placements.

               In addition to the Deltaforce and WordSmiths acquisitions during the year ended December 31, 1998, the Company continued to invest in the expansion of its systems integration subsidiary, Paratech. Paratech continues to move ahead with its growth plans in both personnel and product offerings. In October 1998, the Company completed the acquisition of Comptech Resources, Inc., a systems consulting, software application and Internet commerce development firm. The acquisition of Comptech brought to Paramount a specialization in client-server accounting, sales-force automation, web development and e-commerce applications, which when combined with Paratech's systems integration and consulting services, enables the Company to offer a full complement of state-of-the-art technology solutions.

               Both Paratech and The DeltaGroup are important parts of the evolution of Paramount from a lease finance company to a diversified business solution provider. When comparing the year ended December 31, 1998 to the year ended December 31, 1997, it is important to note that The DeltaGroup and Comptech were not part of the Company in 1997.

               The Company remains committed to the growth of its lease portfolio and continued to engage in this activity during the year ended December 31, 1998. The Company believes that continued expansion of the portfolio of IT equipment on lease will create financial benefits over a continuum of time, since, unlike other equipment, IT equipment is frequently upgraded


                                     16
     <PAGE

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

               Leasing transactions (other than sales-type leases), in general, do not provide for significant earnings in the month of lease origination. Instead, revenue, expense and profit from lease transactions are recorded over the life of the asset and the lease. Lease revenue and lease expense recognition is dependent upon a number of factors, including the term of the lease, the accounting classification of the lease (i.e., operating, direct finance, or sales-type) and the commencement date of the lease and the lease financing within a particular period. See "Lease Accounting."

               The Company is aggressively working to maximize the returns on the residual value investments made on its lease portfolio. Such efforts, which are an ordinary but not a predictable part of the Company's business, often result in equipment originally leased under an operating lease, and accounted for as described below, being upgraded or otherwise enhanced and extended at the original account or leased to a different end-user. The resulting lease may qualify under Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13") as a sales-type lease, in which the Company can record as sales revenue the fair market value of the equipment and recognize as income the difference between this amount and the equipment's cost or net book value. Since a sales-type lease is a form of direct finance lease, the new lease is recorded over its remaining term as a direct finance lease resulting in a reduction of lease rental income and lease expense compared to the original operating lease accounting.

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


          LEASE ACCOUNTING

               In accordance with SFAS 13, the Company classifies its leases as either operating leases or direct finance leases. The allocation of income among accounting periods within a lease term will vary depending upon the lease classification, as described below.

               Direct Finance Leases: Direct finance leases transfer substantially all benefits and risks of equipment ownership to the lessee. A lease is a direct finance lease if it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair value of the leased equipment at lease inception.

               At lease inception, the cost of equipment under a direct finance lease is recorded as "Net investment in direct finance leases". The difference between the gross lease payments receivable, plus the estimated residual value of the equipment, and the equipment cost is recognized as income over the life of the lease using the effective interest method.

               A lease transaction which meets all of the above criteria, and in which the Company has made a dealer's profit, is recorded as a "sales-type lease". A sales type lease is a type of direct finance lease, but one in which the Company recognizes, at lease inception, revenue and profit which arises from the difference between the fair market value of the leased equipment and its acquisition cost.

               Operating Leases: All lease contracts which do not meet the criteria of direct finance leases are accounted for as operating leases. Monthly lease payments are recorded as operating lease revenue. Leased equipment is recorded at the Company's cost and depreciated on a straight-line basis over the lease term to the estimated residual value at the expiration of the lease term.

          RESULTS OF OPERATIONS

          YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31,
          1997

               The Company recorded a net loss for the year ended December 31, 1998 of $1,833,800, after a benefit for income taxes of $9,300, as compared with a net loss of $496,300, after a benefit for income taxes of $288,100, for the year ended December 31, 1997.

               For the year ended December 31, 1998, the Company recorded sales and service revenue of $30.4 million, a $9.0 million increase over the $21.4 million recorded during the year ended December 31, 1997. The increase was primarily a result of the transactional nature of the Company's leasing business and the resulting quarterly fluctuations. See "General" and "Fluctuations in Quarterly Results." Additionally, Paratech's revenue increased by 43% to $5.4 million when compared with 1997. The DeltaGroup (comprised of Deltaforce and WordSmiths), which were not part of the Company in 1997, contributed $3.9 million in revenue during the 1998 year.

               As a result of the Company's ongoing marketing efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the year ended December 31, 1997 have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales-type lease. As a result of this activity, the effect of accounting for a lease as a direct finance lease versus an operating lease, net of new leases written in the fourth quarter, lease revenue and lease expense decreased for the year ended December 31, 1998 when compared to the year ended December 31, 1997 by 23.9% and 24.5%, respectively. See "Fluctuations in Quarterly Results" and "Lease Accounting."

               During the year ended December 31, 1998, the Company entered into new lease transactions totaling $19.9 million of equipment cost as compared with $38.5 million for the year ended December 31, 1997. During the year ended December 31, 1998, the Company entered into $19.1 million of non-recourse lease financing arrangements, as compared with $38.5 million for the year ended December 31, 1997. See "Liquidity and Capital Resources."

               During the year ended December 31, 1998, the Company generated $615,000 in fee, interest and other income, compared to $1.2 million in 1997. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General."

               Selling, general and administrative expenses ("SG&A") totaled $4.9 million for the year ended December 31, 1998, representing an increase of 32.0% over the $3.7 million recorded during the year ended December 31, 1997. The increase in SG&A is attributed to the acquisitions of Deltaforce and WordSmiths, which contributed $1.3 million, as well as the acquisition of Comptech and the continued growth of Paratech, which contributed $1.4 million

               The Company recorded a tax benefit of $9,300 for the years ended December 31, 1998 and 1997, respectively. The income tax benefit for the year ended December 31, 1998 was reduced by a valuation allowance on the Company's net deferred tax asset. The Company will continue to assess the fully reserved deferred tax asset each reporting quarter. The benefit from income taxes of

          $288,100 for the year ended December 31, 1997 reflects an effective tax rate of 37%.


          YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31,
          1996

               The Company recorded a net loss of $496,300 for the year ended December 31, 1997, as compared to a net loss of $804,400 for the year ended December 31, 1996. The results for the year ended December 31, 1996 include a one time, non-cash adjustment of $430,400 to Provision for Income Taxes. This adjustment was necessitated by the change of the Company's tax status from a Sub-Chapter S Corporation to a C-Corporation in connection with the Company's January 1996 initial public offering, and was made in accordance with Statement of Financial Accounting Standards No. 109. The amount of the adjustment represents the cumulative deferred tax liability, which arose primarily from temporary tax differences with respect to depreciation, generated by the S-Corporation and payable in the future by the C-Corporation. The net loss for the year ended December 31, 1997 was a result of the Company's continued investment in the growth and expansion of its system integration subsidiary, as well as the nature and timing of certain lease transactions. See "General" and "Lease Accounting."

               During the year ended December 31, 1997, the Company recorded $21.4 million of sales and service revenue, representing a decrease of $5.8 million over the $27.2 million recorded during 1996. The reduction in sales revenue was a result of a decrease in the dollar amount of sales type leases entered into during 1997, and the continued shift in focus of the Company towards system integration sales. See "General" and "Lease Accounting."

               Lease revenue, comprised of rental income from operating leases and interest income from direct finance and sales-type leases, increased by 167% to $9.8 million for the year ended December 31, 1997 from $3.7 million for the year ended December 31, 1996. Lease expense, which includes depreciation expense on operating leases, interest expense on lease financing and sublease rent expense, increased by 177% to $9.5 million for the year ended December 31, 1997 from $3.4 million for the year ended December 31, 1996. These increases were a direct result of the Company's continuing efforts to expand its leasing portfolio.
          See "General" and "Lease Accounting."

               During the year ended December 31, 1997, the Company entered into new lease transactions totaling $38.5 million of equipment cost. Of this amount, $11.9 million was for sales-type leases for which the sales price and cost of equipment were recorded as sales revenue and cost of sales, respectively. This compares with $53.7 million for the year ended December 31, 1996, of which $12.4 million was subsequently sold to an equipment investor, $21.8 million was recorded as direct finance or sales-type leases and $19.5 million was recorded as operating leases. During the year ended December 31, 1997, the Company entered into $35.4 million of non-recourse lease financing arrangements, net of terminations resulting from lease extensions, as compared with $21.6 million for the year ended December 31, 1996. See "Liquidity and Capital Resources."

               During the year ended December 31, 1997, the Company generated $1.2 million in fee, interest and other income, compared to $511,700 for the comparable period in 1996. The Company generates fee income from commissions earned on third party lease financing transactions. These transactions generally come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General." Interest income is derived from the investment of the Company's cash balances in interest bearing cash accounts, cash equivalents and marketable securities during the periods ended December 31, 1997 and 1996.

               SG&A totaled $3.7 million for the year ended December 31, 1997, representing an increase of 53.1% over the $2.4 million recorded during 1996. The increase in SG&A was a result of the expansion of the operations of Paratech and the increased sales and support staff at the Company. See "General."

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


          LIQUIDITY AND CAPITAL RESOURCES

               As of December 31, 1998, the Company had $2.1 million in cash and cash equivalents and investments available for sale. Substantially all of this amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Primarily as a result of the acquisitions of Deltaforce, WordSmiths and Comptech, the continued investment in Paratech, and the Company's continuing investment in its portfolio of IT equipment on lease, the Company experienced a reduction in net cash and investments available for sale during 1998.

               The Company continues to use its cash balances to fund its operations. The Company believes that its businesses are now established and, accordingly, does not anticipate the need to invest significant additional cash. However, in order to expand its operations, which the Company is aggressively seeking to accomplish, the Company will need to utilize its cash balances to fund potential future acquisitions. The Company is limited to its current cash balances for funding such add-on acquisitions and internal growth, unless the Company is able in the future to raise significant additional financing. There can be no assurance that the Company will be able to raise any such financing. Further, the Company's cash funds for acquisitions might be limited to the extent that the Company's current operations or the operations of any future acquisitions require the funding of losses or the incurrence of capital outlay.

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

               During the year ended December 31, 1998, the Company entered into several residual value sharing and financing arrangements with an equipment investor totaling $856,000. This investor (i) purchased a portion of the Company's residual value of equipment on lease in exchange for the right to share in remarketing proceeds generated from the equipment on lease, and (ii) provided recourse financing for the remaining portion of the Company's residual value investment. The equipment on lease and the related leases serve as collateral for these financings. During the year ended December 31, 1998, in connection with the early extension of leases, the Company repaid $1,580,000 of such loans using the proceeds of these extensions. The Company expects to repay the balance of these loans through the proceeds generated from remarketing the subject equipment in the future. These transactions allow the Company to continue to grow and expand its lease portfolio without significantly affecting its current cash balances.

               At December 31, 1998, the Company had three types of credit lines available:

          Term Loan: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. As of December 31, 1998, approximately $417,000 remained outstanding under this loan.

          Deltaforce Revolving Credit Facility: Deltaforce has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable which expires on June 30, 1999. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of December 31, 1998, Deltaforce had $600,000 outstanding under this line.

          Paratech Equipment Acquisition Credit Facility: Paratech has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory. Interest on outstanding borrowings accrues at the prime rate plus 1 1/2%. Borrowings are limited to 85% of eligible accounts receivable and 99% of eligible inventory. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of December 31, 1998, Paratech had $464,000 outstanding under this line.

               In addition, in connection with the acquisition of Comptech, the Company assumed all outstanding obligations under a similar arrangement between Comptech and the same finance company. The amount assumed, $2.2 million, is being repaid through the collection of Comptech's accounts receivable and the sale of their inventory. As of December 31, 1998, approximately $440,000 remained outstanding under this facility, but as of March 12, 1999, $10,000 remained outstanding. This facility must be repaid in full by July 23, 1999.

               During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of Common Stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. During the year ended December 31, 1998, the Company repurchased 12,000 shares for a purchase price of $21,240


          IMPACT OF YEAR 2000 ISSUE

               Many existing computer programs use only two digits to identify a year. These programs were frequently designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results before, at or beyond the Year 2000.

               The Company has developed a Year 2000 Readiness Plan. This plan addresses three main areas: (a) information technology systems (including the Company's business systems, both hardware and software-related), (b) non-information technology systems (including embedded technology, such as microcontrollers, typically found in such equipment as telephone systems, fax systems, elevators, security systems, HVAC, etc.), and (c) supply chain readiness or third party issues (including customers as well as inventory and non-inventory suppliers).

               The Company has not identified any material potential deficiencies related to Year 2000 in its information technology systems. The Company upgraded its business and computing system in 1997 and believes it is now Year 2000 complaint (based upon warranties from the Company's software providers). The Company expects to complete testing (and, if necessary, remediation and/or replacement) of its internal systems in the second quarter of 1999. In terms of non-information technology systems, the Company will be identifying those material items which may require remediation or replacement. The Company is in the process of addressing those items and expects to complete testing (and, if necessary, remediation and/or replacement) of its non-information technology systems in the second quarter of 1999.

               As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain third parties. With respect to the Company's network integration services and solutions business conducted through Paratech, the most significant focus is to sell to Paratech's customer Year 2000 compliant IT equipment, which Paratech accomplishes by deploying only Year 2000 level hardware and software. With respect to Paramount's leasing business, in connection with the leasing of new IT equipment, the Company almost always leases such IT equipment from the largest manufacturers, thereby assuring that such equipment will be Year 2000 compliant. With respect to the leasing of older equipment coming off lease (or otherwise), such equipment is re-leased either as Year 2000 compliant or non-compliant, with the customer fully informed on the status (such re-leased equipment is frequently upgraded to Year 2000 compliance before re-leasing). In any event, the Company, like other IT equipment leasing companies, does not grant any warranties on the equipment it leases, so that any Year 2000 problems ultimately are manufacturers responsibilities.

               Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are not expected to be material. These costs are anticipated to be incurred primarily in 1999 and include third party consultants, and remediation or replacement of embedded chips. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

               At this point in time, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with many non-manufacturing/service-related businesses, a reasonable worst case scenario would be the result of Year 2000 failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement) that continue for more than several days in specific industries from which the Company's inventory and components are sourced or to which the Company's products are sold. In connection with the purchase of inventory and components, the Company is considering various contingency plans. Continuing failures in these specific industries would limit procurement or delivery of product, and most likely would have a material adverse effect on the Company's results of operations. The extent of such lost revenue cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the effect of such lost revenue on the Company's results of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.


          FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

               Statements contained in this Form 10-K which are not historical facts are forward-looking statements. The Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the specific factors impacting the Company's business discussed under the caption "General," as well as increased competition; the availability of computer equipment; the ability of the Company to expand its operations and attract and retain qualified sales representatives experienced in the purchase, sale and lease of new and used computer equipment; the ability of the Company to attract and retain IT professionals skilled in specific applications; technological obsolescence of the Company's portfolio of computer equipment; competition in the IT consulting sector and general economic conditions

          INFLATION

               Inflation has not had a significant impact on the Company's operations.


          ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK

               The Company's principal financial instrument is debt consisting of revolving lines of credit and notes payable that provide for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. A significant rise in the prime rate could materially adversely affect the Company's business and financial condition. At December 31, 1998, an aggregate principal amount of $2.8 million was outstanding under the Company's revolving lines of credit and notes payable, with spreads ranging from 0.25% to 1.5% over prime, and representing a weighted average interest rate of 9.15%. If principal amounts outstanding under the Company's revolving lines of credit and notes payable remained at this year-end level for an entire year and the prime rate increased or decreased, respectively by 1.25%, the Company would pay or save, respectively, an additional
          $35,500 in interest in that year.   The Company does not utilize
          derivative financial instruments to hedge against changes in interest rates or for any other purposes. The Company does not have any material foreign sales and all transactions are denominated in U.S. dollars.


          ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The audited financial statements of the Company for the fiscal year ended December 31, 1998 are located beginning at page F-1 of this Annual Report on Form 10-K.


          ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None.

                                     PART III

          ITEM 10 - ITEM 13 - DOCUMENTS INCORPORATED BY REFERENCE

               Information with respect to Items 10, 11, 12 and 13 of Form 10-K is hereby incorporated by reference into this Part III of Form 10-K from the Registrant's Definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission on or before April 30, 1999.

                                       PART IV

          ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               The exhibits listed in the Index to Exhibits below are filed as part of this Annual Report on Form 10-K.

               (A)  EXHIBITS:

               *3.1 - Restated and Amended Certificate of Incorporation
                      of the Registrant
               *3.2 - Amended on Restated By-laws of the Registrant
               *4.1 - Specimen Common Stock Certificate
               *4.2 - Form of Underwriter's Unit Purchase Option, as
                      amended
               *4.3 - Form of Class A and Class B Warrant Agreement, as
                      amended
               *4.4 - Specimen Class A Warrant Certificate
               *4.5 - Specimen Class B Warrant Certificate
              *10.1 - Employment Agreement between Registrant and
                      Jeffrey Nortman dated as of  January 22, 1996
              *10.2 - Employment Agreement between Registrant and Glenn
                      Nortman dated as of  January 22, 1996
              *10.3 - Employment Agreement between the Registrant and
                      Paul Vecker dated as of  January 22, 1996
              *10.4 - Form of Master Lease Agreement relating to
                      Computer Equipment Leases
              *10.5 - 1995 Stock Option Plan
             **10.6 - Stock Purchase Agreement dated January 6, 1998 by and among Paramount Financial Corporation and Lawrence P. Kagan and Steven Lippel relating to Deltaforce Personnel Services, Inc.
              *10.7 - Form of Indemnification Agreement
              *10.8 - Sublease Agreement, dated September 15, 1995,
                      between the Company and Lehman Brothers Inc.
              *10.9 - Consent to Sublease, dated September 15, 1995,
                      among Chasco Company, Lehman Brothers Inc. and the
                      Company
             *10.10 - 1995 Director Option Plan

             +10.11 - Stock Purchase Agreement dated October 23, 1998
                      between the Registrant and Abbey, Garrett & Seth, Ltd. relating to Comptech Resources, Inc.
             +10.12 - Asset Purchase Agreement dated July 28, 1998
                      between the Registrant and RBW Staffing Services, Inc. relating to WordSmiths
                +21 - List of Subsidiaries
                +27 - Financial Data Schedule

          -----------------------

          +    Filed herewith.
          *    Incorporated by Reference from the Registrant's Registration
               Statement on Form S-1, Registration No. 33-96382.
          **   Incorporated by reference from the Registrant's Form 10-K
               for the year ended December 31, 1997.

                    FINANCIAL STATEMENTS: See Index to Consolidated Financial Statements on page F-1.

               (B)  REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

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


                                        PARAMOUNT FINANCIAL CORPORATION


          Dated:  March 26, 1999        By: /s/ GLENN NORTMAN
                                           ----------------------------
                                             Glenn Nortman,
                                             Chief Executive Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature               Title                              Date
        ---------               -----                              ----

        /s/ GLENN NORTMAN
        ----------------------  Chief Executive Officer        March 26, 1999
        Glenn Nortman            and Director
                                (Principal Executive Officer)

        /s/JEFFREY NORTMAN
        ----------------------  Chief Operating Officer        March 26, 1999
        Jeffrey Nortman          and Director


        /s/ANTHONY FERNANDEZ    Director of Fiance             March 26, 1999
        ----------------------  (Principal Financial Officer
        Anthony Fernandez        and Principal Accounting
                                 Officer


        /s/WILLIAM H. KELLY     Director                       March 26, 1999
        -----------------------
        William H. Kelly


        /s/LARRY AUSTIN
        ----------------------- Director                       March 26, 1999
        Larry Austin

                    PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------------

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                                  DECEMBER 31, 1998
                                  -----------------


                                                                       Page
                                                                       ----

        Report of Independent Public Accountants                        F-2

        Consolidated Balance Sheets as of December 31, 1997 and 1998    F-3

        Consolidated Statements of Operations for each of the three     F-4
         years ended December 31, 1998

        Consolidated Statements of Shareholders' Equity for each of     F-5
         three years in the period ended December 31, 1998

        Consolidated Statements of Cash Flows for each of the           F-6
         three years in the period ended December 31, 1998

        Notes to Consolidated Financial Statements                   F-7 - F-21




        Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




        To Paramount Financial Corporation:


        We have audited the accompanying consolidated balance sheets of Paramount Financial Corporation and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paramount Financial Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                          ARTHUR ANDERSEN LLP
        Melville, New York
        March 12, 1999

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ----------------------------


                                                         December 31,
                                                   -------------------------
                          ASSETS                        1997         1998
                          ------                        ----         ----

         Cash and cash equivalents                   $2,209,649   $1,495,082
         Investments available for sale               3,524,456      613,188
         Accounts receivable, net                     1,138,479    2,632,258
         Net investment in direct finance and
          sales-type leases                          39,941,764   30,059,378
         Assets held under operating leases, net
          of accumulated depreciation                 5,459,895    7,263,181
         Other assets                                   788,218    3,183,523
                                                     ----------   ----------

                       Total assets                 $53,062,461  $45,246,610
                                                     ==========   ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

         LIABILITIES:
              Notes payable                          $2,656,365   $4,313,189
              Accounts payable                        1,307,496      942,431
              Accounts payable - leases                 708,568      100,000
              Accrued expenses                          383,097      658,392
              Obligations for financed equipment
              - non-recourse                         40,287,404   33,435,459
              Deferred income taxes                      73,848            -
                                                     ----------   ----------

                    Total liabilities                45,416,778   39,449,471
                                                     ----------   ----------

         COMMITMENTS (Note 14)

         SHAREHOLDERS' EQUITY:
              Preferred stock, $.01 par value;
                   5,000,000 shares authorized,
                   none outstanding                        -            -
              Common stock, $.04 par value;
                   17,500,000 shares
                   authorized, 1,997,500 and
                   2,160,000 shares issued and
                   outstanding, respectively             79,900       86,400
              Additional paid-in capital             13,644,228   14,456,728
              Stock subscription receivable                -        (812,500)
              Accumulated deficit                    (6,049,080)  (7,882,884)
              Treasury stock, 12,500 and 24,500
              shares, respectively                     (29,365)     (50,605)
                                                    ----------   ----------

                   Total shareholders' equity        7,645,683    5,797,139
                                                    ----------   ----------

                   Total liabilities and
                    shareholders' equity            $53,062,461  $45,246,610
                                                    ===========  ===========

        The accompanying notes are an integral part of these consolidated balance sheets.

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------


                                             Years Ended December 31,
                                      --------------------------------------
                                         1996         1997          1998
                                         ----         ----          ----
         REVENUES:
              Sales and Service       $27,159,894  $21,405,788   $30,391,446
              Lease revenue             3,680,924    9,829,991     7,478,750
              Fee, interest and
               other income               511,698    1,159,062       615,295
                                      -----------  -----------   -----------

                   Total revenues      31,352,516   32,394,841    38,485,491
                                      -----------  -----------   -----------

         COSTS AND EXPENSES:
              Cost of sales            25,785,022   19,933,213    28,157,266
              Lease expense             3,419,600    9,499,365     7,172,273
              Selling, general and
               administrative
               expenses                 2,447,884    3,746,712     4,947,718
              Interest expense              6,209            -        51,324
                                      -----------  -----------   -----------

                   Total costs and
                    expenses           31,658,715   33,179,290    40,328,581
                                      -----------  -----------   -----------

                   Loss before provision
                    for (benefit
                    from) income
                    taxes                (306,199)    (784,449)   (1,843,090)

              Provision For (Benefit
               From) Income Taxes         498,212     (288,111)       (9,286)
                                      -----------  -----------   -----------
                   Net loss             $(804,411)   $(496,338)  $(1,833,804)
                                      ===========  ===========   ===========

         Basic loss per common share       $(0.41)      $(0.25)       $(0.89)
                                      ===========  ===========   ===========
         Diluted loss per common
          share                            $(0.41)      $(0.25)       $(0.89)
                                      ===========  ===========   ===========

         Shares used in computing
          net loss per share:
              Basic                     1,954,493    1,991,117     2,067,842
                                      ===========  ===========   ===========
              Diluted                   1,954,493    1,991,117     2,067,842
                                      ===========  ===========   ===========



        The accompanying notes are an integral part of these consolidated statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   ------------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                 ----------------------------------------------------


                                          Common Stock          Additional
                                       ------------------        Paid-In
                                       Shares      Amount        Capital
                                       ------      ------       ----------

      BALANCE, December 31, 1995      3,500,000    $35,000       $5,282,049

      Issuance of common stock in
           the initial public
           offering, net of
           offering costs of
           approximately
           $2,057,921                 2,990,000     29,900        8,377,179
      Issuance of common stock to
           bridge lenders             1,500,000     15,000          (15,000)
      Current year net loss                   -          -                -
                                      ---------    -------      -----------

      BALANCE, December 31, 1996      7,990,000     79,900       13,644,228

           Purchase of treasury
            stock                             -          -                -
           Current year net loss              -          -                -
                                      ---------    -------      -----------

      BALANCE, December 31, 1997      7,990,000     79,900       13,644,228

           One-for-four reverse
            stock split              (5,992,500)         -                -
           Issuances of common
            stock                       162,500      6,500          812,500
           Purchase of treasury
            stock                             -          -                -
           Current year net loss              -          -                -
                                      ---------    -------      -----------

      BALANCE, December 31, 1998      2,160,000    $86,400      $14,456,728
                                      =========    =======      ===========



                                    Stock
                                Subscription  Accumulated   Treasury
                                 Receivable     Deficit       Stock       Total
                                 ----------     -------       -----       -----

      BALANCE,
       December 31, 1995           $     -   $(4,748,331)    $    -    $568,718

      Issuance of common
           stock in the
           initial public
           offering, net of
           offering costs of
           approximately
           $2,057,921                     -            -          -   8,407,079
      Issuance of common
           stock to bridge
           lenders                        -            -          -           -
      Current year net loss               -     (804,411)         -    (804,411)
                                  ---------   ----------    -------   ---------

      BALANCE, December 31, 1996          -   (5,552,742)         -   8,171,386

           Purchase of
            treasury stock                -            -    (29,365)    (29,365)
           Current year net
            loss                          -     (496,338)         -    (496,338)
                                  ---------   ----------    -------   ---------

      BALANCE, December 31, 1997          -   (6,049,080)   (29,365)  7,645,683

           One-for-four
            reverse stock
            split                         -            -          -           -
           Issuances of
            common stock           (812,500)           -          -       6,500
           Purchase of
            treasury stock                -            -    (21,240)    (21,240)
           Current year net
            loss                          -   (1,833,804)         -  (1,833,804)
           loss                   ---------  -----------   --------   ---------

      BALANCE, December 31, 1998  $(812,500) $(7,882,884)  $(50,605) $5,797,139
                                  =========  ===========   ========  ==========


     The accompanying notes are an integral part of these consolidated statements.

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                 Years Ended December 31,
                                        -------------------------------------
                                             1996        1997         1998
                                             ----        ----         ----

      CASH FLOWS FROM OPERATING
       ACTIVITIES:
           Net loss                    $   (804,411)   $(496,338)  $(1,833,804)
           Adjustments to reconcile
            net loss to net cash
            provided by operating
            activities:
            Deferred income taxes           425,662     (351,814)      (73,848)
            Depreciation and
             amortization                 2,037,472    6,721,854     5,558,520
            Amortization of
             discounts on
             investments                   (162,296)    (205,082)     (26,953)
            Amortization of
             unearned operating
             lease revenue from
             sublease transactions          (19,928)           -             -
            Amortization of prepaid
             operating lease expense
             from sublease transactions      25,067            -             -
            Changes in operating assets
             and liabilities:
                Accounts receivable      (2,153,219)   1,121,534    (1,493,779)
                Other assets                279,659     (396,901)   (1,556,671)
                Accounts payable            642,602      245,270      (365,065)
                Accrued expenses           (105,576)     194,928       275,295
                                         ----------  -----------   -----------
      Net cash provided by operating
       activities                           165,032    6,833,451       483,695
                                         ----------  -----------   -----------

      CASH FLOWS FROM INVESTING
       ACTIVITIES:
           Accounts payable - leases     18,107,528  (17,525,950)     (608,568)
           Purchase of equipment
            for direct finance
            leases and sales-type
            leases                      (21,773,460) (38,158,975)  (11,787,818)
           Termination of direct
            finance leases                1,591,822    4,499,046     3,159,587
           Proceeds applied to
            direct finance leases
            and sales-type leases         5,685,159   12,327,521    18,159,432
           Purchase of equipment
            for operating leases        (31,913,845)    (346,733)   (8,178,032)
           Termination of operating
            leases                       12,749,549    6,972,505       481,980
           Residual value sharing
            arrangements                          -    4,628,698       856,969
           Payments for acquisitions,
            net of cash acquired                  -            -    (1,010,172)
           Purchases of investments     (19,495,594) (14,187,250)   (3,697,782)
           Proceeds from sale/maturity
            of investments               16,494,049   14,031,717     6,636,003
                                         ----------  -----------   -----------
      Net cash (used in) provided
       by investing activities          (18,554,792) (27,759,421)    4,011,599
                                         ----------  -----------   -----------

      CASH FLOWS FROM FINANCING
      ACTIVITIES:
           Proceeds from sale of
            common stock                  8,407,079            -         6,500
           Repurchase of common stock             -      (29,365)      (21,240)
           Proceeds from notes payable            -    3,894,286     5,183,606
           Repayment of notes payable    (1,593,313)  (1,256,305)   (3,526,782)
           Increase in non-recourse
            lease financing              31,559,769   38,818,439    19,139,928
           Termination of non-recourse
            lease financing              (9,978,194)  (3,463,973)   (2,864,077)
           Repayments and interest
            amortization applied to
            non-recourse lease
            financing                    (7,458,283) (18,528,237)  (23,127,796)
                                         ----------  -----------   -----------
      Net cash provided by (used in)
       financing activities              20,937,058   19,434,845    (5,209,861)
                                         ----------  -----------   -----------
      Net increase (decrease) in cash
       and cash equivalents               2,547,298   (1,491,125)     (714,567)

      CASH AND CASH EQUIVALENTS,
       beginning of period                1,153,476    3,700,774     2,209,649
                                         ----------  -----------    ----------
      CASH AND CASH EQUIVALENTS,
       end of period                     $3,700,774   $2,209,649    $1,495,082
                                         ==========   ==========    ==========

      SUPPLEMENTAL CASH FLOW
       INFORMATION:
        Cash paid for income taxes       $   24,437   $   48,574    $   87,232
                                         ==========   ==========    ==========
        Cash paid for interest           $1,358,538   $2,936,823    $2,714,790
                                         ==========   ==========    ==========

      DETAILS OF ACQUISITIONS:
        Fair value of assets acquired    $        -    $       -    $2,365,376
        Liabilities assumed                       -            -    (2,570,194)
        Notes issued                              -            -      (262,500)
        Purchase price in excess
          of net assets acquired                  -                  1,477,490
                                         ----------    ---------   -----------
        Cash paid for acquisitions       $        -    $       -   $ 1,010,172
                                         ==========    =========   ===========

     The accompanying notes are an integral part of these consolidated statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

          1.   COMPANY BACKGROUND:
               ------------------

          Paramount Financial Corporation ("Paramount" or the "Company") was incorporated in the state of Delaware in July 1991.
          Paramount is a comprehensive business solutions provider, offering customers a wide range of integrated services including lease finance, network design and implementation. The Company is not tied to any one manufacturer and thus can provide customers with available technical and financial alternatives regardless of the specific hardware platform. Paramount's customer base is mostly comprised of large, domestic, creditworthy customers in a variety of industries. Prior to 1996, the Company generated most of its revenue from wholesale trading of new and used equipment. However, in 1996, the Company aggressively expanded its leasing operations, which now accounts for most of its revenue. In July 1996, Paramount formed a new wholly owned subsidiary, Paratech Resources Inc. ("Paratech"), which offers comprehensive information technology solutions, including network design and integration, software applications, training and value added support services. In January 1998, the Company acquired Deltaforce Personnel Services, Inc. ("Deltaforce"), which offers temporary and permanent legal support staff.

          On January 22, 1996 ("Effective Date"), the Company consummated an initial public offering of its securities. In connection with the offering, the Company issued a total of 1,495,000 units inclusive of the underwriter's over-allotment option which was exercised in full, at a price of $7.00 per unit. Each unit sold in the offering consisted of two shares of common stock and two redeemable class A warrants. The common stock and class A warrants were detachable and trade separately. The class A warrants are exercisable commencing one year from the Effective Date. Each class A warrant entitles the holder to purchase one share of common stock at $16.00 per share (after giving effect to a one-for-four reverse stock split of the common stock effected May 19, 1998 (see Note 9) and subject to adjustment for anti-dilution) during the four year period commencing one year from the Effective Date. The class A warrants are redeemable by the Company for $0.05 per warrant, in the event that the closing bid price of the Company's common stock exceeds $36.00 per share (after giving effect to the one-for-four reverse stock split) for twenty consecutive trading days ending within ten days of the notice of redemption. With the prior written consent of the underwriter, upon thirty days written notice to all holders of the class A warrants, the Company shall have the right to reduce the exercise price and/or extend the term of the class A warrants. None of the class A warrants issued in connection with the initial public offering have been exercised to date. Net proceeds of the offering totaled approximately $8,400,000, after deducting underwriting discount and commissions, underwriter's non-accountable expense allowance and other offering expenses.

          In connection with the offering, 300,000 shares of common stock owned by the Company's two original shareholders (the "Selling Securityholders") were also offered and sold to the public. Additionally, there was a secondary offering of securities by certain non-affiliated lenders of the Company (the "Selling Lenders"). The Selling Lenders registered 750,000 units, identical to the initial public offering units described above, as well as an additional 1,500,000 shares of common stock issuable upon the exercise of class B warrants (Note 8). The class B warrants are identical to class A warrants, except that their exercise price is $16.80 per share (after giving effect to the one-for-four reverse stock split), they are not included for listing on any public trading market and there is no solicitation fee payable in connection with their exercise. None of the aforementioned class A or class B warrants have been exercised to date.


          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
               ------------------------------------------

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements as of and for the years ended December 31, 1996 and 1997 includes the accounts of the Company and its wholly owned subsidiary, Paratech Resources Inc. The consolidated financial statements as of and for the year ended December 31, 1998 includes the accounts of the Company and its wholly owned subsidiaries, Paratech Resources Inc. and Deltaforce Personnel Services, Inc. All intercompany balances and transaction have been eliminated in consolidation.

          Cash Equivalents
          ----------------

          The Company considers all highly liquid debt and equity instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

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

          At December 31, 1997 and 1998, investments available for sale consist of United States government and agency bonds with original maturities of one year or less and a mutual fund. The cost of debt securities is adjusted for accretion of discount to maturity and recorded as interest income and interest income is recorded on the mutual fund as earned. At December 31, 1997 and 1998, the cost basis of these securities approximates market value.

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


          Assets Held Under Operating Leases
          ----------------------------------

          Assets held under operating leases consist of the equipment at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term up to the Company's estimate of the equipment's residual value at lease expiration. Accumulated depreciation was approximately
          $5,148,000 and $4,453,000 at December 31, 1997 and 1998,
          respectively.

          Lease revenue includes the contractual lease payments and is recognized on a straight-line basis over the lease term.

          Residual Values
          ---------------

          The Company's residual value estimates are based on current market conditions and published residual value projections, as determined at lease inception. On an ongoing basis, the Company compares its residual value estimates against currently published independent forecasts of equipment values at lease expiration as well as other known market conditions. If the residual value is determined to be excessive and the decline in residual value is judged to be other than temporary, the Company revises its residual values accordingly with corresponding adjustments to income and unearned income. During the years ended December 31, 1997 and 1998, the Company entered into residual value sharing agreements whereby an equipment investor or a financial institution purchased a portion of the residual value of the equipment on lease in exchange for the right to share in re-marketing proceeds received upon lease expiration. The proceeds received were used to reduce the cost basis and the residual value in the leased assets.

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

          Revenue Recognition
          -------------------

          The Company records revenues when products are shipped and title transfers to the customers or services are provided to customers. When equipment is sold to another computer leasing and trading company (a "broker"), the transfer of title and recognition of revenue generally occur upon the receipt of payment from the broker.

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

          Sublease Transactions
          ---------------------

          From time to time, the Company enters into certain transactions in which it acts as both lessee and sublessor of equipment. Since both the lease and sublease are operating leases, no related assets or liabilities are recorded on the Company's balance sheet, other than transactions that are prepaid.

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

          Net Loss Per Common Share
          -------------------------

          Effective December 31, 1997, the Company adopted the disclosure-only Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". In accordance with SFAS 128, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Common stock equivalents are excluded from the computation as they would have an anti-dilutive effect.

          Stock-Based Compensation
          ------------------------

          In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (Note 10).

          Reclassifications
          -----------------

          Certain prior year amounts have been reclassified to conform with the current year presentation.


          3.   ACQUISITIONS
               ------------

          Deltaforce Personnel Services, Inc.
          -----------------------------------

          On January 9, 1998, the Company acquired 100% of the outstanding shares of Deltaforce Personnel Services, Inc. ("Deltaforce"), a privately held New York City-based staffing company, for approximately $560,000, which included $162,500 of notes payable. The acquisition agreement provides for additional consideration of $162,500 to be paid if the acquired entity's results of operations exceed certain targeted levels. This additional consideration will be recorded when earned as additional purchase price. The acquisition was accounted for as a purchase and accordingly the operating results of Deltaforce have been included in the Company's consolidated financial statements since the date of the acquisition. The excess of the aggregate purchase price over the net assets acquired of approximately $463,500 is being amortized over 15 years.

          RBW Staffing Resources, Inc.
          ----------------------------

          On July 28, 1998, Deltaforce, a wholly owned subsidiary of the Company, acquired certain assets from RBW Staffing Resources, Inc. (d/b/a WordSmiths) ("WordSmiths"), a privately held New York City based staffing company, for approximately $440,000, which included $100,000 of notes payable. The acquisition was accounted for as a purchase and accordingly the operating results of WordSmiths have been included in the Company's consolidated financial statements since the date of the acquisition. The excess of the aggregate purchase price over the net assets acquired, of approximately $440,000, is being amortized over 15 years. In connection with this acquisition, Deltaforce entered into non-compete agreements with two key executives of WordSmiths for an aggregate consideration of $460,000, $60,000 of which was paid at closing with $150,000 due on July 28, 1999 and $250,000 due on July 28, 2000. Such non-compete agreements are included in other assets and are being amortized over the term of the agreement of 5 years. In addition, simultaneous with the closing of the transaction, the Company entered into an employment agreement with the former shareholder of WordSmiths (the "Shareholder"). Under the terms of this agreement, the Company sold 162,500 shares of newly issued $.04 par value common stock to the Shareholder as follows: (1) 81,250 shares at $4.00 per share, and (2) 81,250 shares at $6.00 per share. The Shareholder paid for the stock with cash equal to the par value of the shares issued ($6,500) and by the issuance of two non-recourse secured promissory notes and stock pledge agreements restricting the issuance of the stock until the notes are paid in full. The notes mature on July 27, 2000 and July 27, 2001, respectively (Note 7). The operations of WordSmiths were merged into Deltaforce to create The DeltaGroup.

          Abbey, Garrett and Seth, Ltd.
          -----------------------------

          On October 23, 1998, Paratech Resources, Inc., a wholly owned subsidiary of the Company, acquired 100% of the outstanding shares of Abbey, Garrett and Seth, Ltd. (d/b/a: Comptech Resources) ("Comptech"), a privately held systems consulting, software applications and Internet commerce development firm, for approximately $272,000. The acquisition was accounted for as a purchase and accordingly the operating results of Comptech have been included in the Company's consolidated financial statements since the date of the acquisition. The excess of the aggregate purchase price over the net assets acquired of approximately $574,000 is being amortized over 10 years. In connection with this acquisition, the Company entered into non-compete agreements with three key executives for an aggregate consideration of $380,000, $105,000 of which was paid at closing with $25,000 due quarterly through October 23, 2001.


          4.   DIRECT FINANCE AND SALES-TYPE LEASES:
               ------------------------------------

          The net investment in direct finance and sales-type leases at December 31, 1997 and 1998 was comprised of the following:


                                                     1997          1998
                                                     ----          ----

           Total minimum lease payments
           receivable                            $39,434,601   $30,895,900
           Estimated residual value of
           equipment                               3,777,595     1,727,787
                                                  ----------    ----------
                                                  43,212,196    32,623,687


           Less: unearned income                   3,270,432     2,564,309
                                                  ----------    ----------
           Net investment in direct finance
           and sales-type leases                  $39,941,764   $30,059,378
                                                  ===========   ===========


          5.   FUTURE MINIMUM LEASE PAYMENTS:
               -----------------------------

          Future minimum lease rentals to be received by the Company under non-cancelable direct finance, sales-type and operating leases expiring through 2003 are as follows:

          Years Ending              Direct Finance and    Operating
          December 31,              Sales-Type Leases      Leases
          ------------              -----------------    ----------

           1999                         $24,351,494      $4,247,253
           2000                          12,736,497       1,123,815
           2001                           4,942,645         447,032
           2002                             857,975               -
           2003                             451,393               -

          6.   OBLIGATIONS FOR FINANCED EQUIPMENT - NON-RECOURSE:
               -------------------------------------------------

          Under various arrangements with banks and financial institutions, the Company finances substantially all of its equipment leases with non-recourse notes. These notes provide for an assignment of future lease rentals to these institutions at fixed interest rates (which range between 6.0% and 10.8%). In exchange for these future rentals, the Company receives a discounted cash payment. In the event of default by a lessee, the financial institution has a first lien on the underlying equipment, with no further recourse against the Company. The underlying equipment securing these non-recourse notes represents the Company's assets under direct finance, sales-type and operating leases, which book value totalled approximately $45.3 million and $37.3 million at December 31, 1997 and 1998, respectively.

          Future maturities through 2003 on the non-recourse notes described above are as follows:

                  Years Ending December 31,         Lease Payments
                  -------------------------         --------------

                  1999                                $19,631,397
                  2000                                  9,632,886
                  2001                                  5,034,509
                  2002                                    866,600
                  2003                                    452,918
                                                      -----------
                                                       35,618,310
                  Less: Interest                        2,182,851
                                                      $33,435,459
                                                      ===========


          7.   NOTES PAYABLE AND OTHER FINANCING:
               ---------------------------------

          Notes payable were comprised of the following at December 31, 1997 and 1998:

                                                   1997         1998
                                                   ----         ----

          Notes payable to financial
          institutions (a)                     $2,324,611   $1,601,990
          Credit facilities (b)                   331,754    1,773,699
          Notes payable related to
          acquisitions (c)                           -         937,500
                                               ----------   ----------
                                               $2,656,365   $4,313,189
                                               ==========   ==========

          (a) During 1997 and 1998, the Company entered into a total of nine notes payable agreements totalling approximately $2,925,000 with a financial institution to finance the residual value of certain equipment on lease, at an interest rate of prime (8.50% at December 31, 1998) plus 0.25%. Interest is payable quarterly and the principal amount is due 60 days after lease expiration. These notes mature through the year 2001. The equipment on lease and the related lease serve as collateral for the notes payable.

               Also in 1997, the Company entered into a similar arrangement with the same institution for $238,056 of residual value financing bearing interest at prime (8.50% at December 31, 1998) plus 0.50% payable semi-annually. The entire principal amount is due 60 days after lease expiration (November 30, 1999). The equipment on lease and the related lease serve as collateral for this note payable.

               The Company entered into similar notes payable in the amount of $1,254,000 and $18,036 with the same institution in early 1997 and 1998, and repaid the loans in the same year.

          (b) In December 1997, the Company entered into a loan agreement with a bank for a $2,000,000 credit facility, which expires on December 30, 1998, to finance the purchase of equipment on leases that are approved by the bank. The bank will issue notes equal to the discounted rental payments under the leases being financed using the bank's current interest rate. The notes are payable monthly as the lease payments become due. As collateral for the notes, the bank has a first priority security interest in the equipment and the underlying lease. Under the agreement the Company is required to maintain certain financial ratios. As of December 31, 1998, the Company was not in compliance with the debt covenant requiring tangible net worth of at least $6.7 million. As of December 31, 1998, the Company had $106,000 outstanding at a rate of 8.08%. Annual maturities are $87,000 and $19,000 in 1999 and 2000, respectively.

               The Company maintains a $2,000,000 revolving line of credit agreement with a finance company, for it's subsidiary Paratech, secured by accounts receivable of Paratech. Interest on outstanding borrowings accrues at the prime rate (8.50% at December 31, 1998) plus 1 1/2%. Borrowings are limited to 85% of eligible accounts receivable. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of December 31, 1998, Paratech had $464,000 outstanding under this line, of which $194,000 was classified as debt.

               In addition, in connection with the acquisition of Comptech, the Company assumed all outstanding obligations under a similar arrangement between Comptech and the same finance company. As of December 31, 1998, approximately $440,000 remained outstanding under this facility. This facility must be repaid in full by July 23, 1999.

               In April 1998, the Company entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Interest accrues at a rate of 8.03% and principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. As of December 31, 1998, approximately $417,000 remains outstanding under this agreement.

               In January 1998, the Company entered into a $750,000 revolving line of credit agreement with a bank secured by accounts receivable which expires on June 30, 1999. Interest on outstanding borrowings accrues at the bank's prime rate (8.50% at December 31, 1998) plus 1%, and interest is paid monthly. Borrowings are limited to 80% of eligible accounts receivable. As of December 31, 1998, $600,000 was outstanding under this line.

          (c) In connection with the acquisitions described in Note 3, the Company entered into promissory notes with several individuals. Interest on such notes ranges from 0% to 8.50%. The interest components of those non-interest bearing notes are immaterial. Annual maturities are $512,500, $350,000 and $75,000 in 1999, 2000 and 2001,
               respectively.


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


          Secured Bridge Line
          -------------------

          This facility has been arranged with three banks in the total amount of $1,250,000, for the purpose of financing the cost of equipment purchased for sale or lease, on a short-term basis, generally payable in 30 to 90 days. The lending banks are given a first security interest in both the equipment and the contract for sale or lease. The above secured line also includes a $100,000 unsecured working capital line. The interest rate charged for these borrowings is a floating 1% over the banks' prime lending rate, 8.5% and 9% at December 31, 1997 and 1998,
          respectively.   As of December 31, 1997 and 1998, no amounts were
          outstanding under these facilities.  Both lines expired on June
          30, 1998.


          8.   INCOME TAXES:
               ------------

          The provision for (benefit from) income taxes is comprised of the following:

                                             Years Ended December 31,
                                           -----------------------------
                                             1996      1997       1998
                                             ----      ----       ----
             Current:
                  Federal                  $    -    $     -    $    -
                  State                     72,550     63,703    43,328
                                           -------   --------  --------
                                            72,550     63,703    43,328
                                           -------   --------  --------

             Deferred:
                  Federal                  (82,583)  (251,928) (532,055)
                  State                    (12,145)   (99,886)  (82,362)
                                           -------   --------  --------
                                           (94,728)  (351,814) (614,417)
                                           -------   --------  --------
             Valuation allowance            90,000       -      561,803
                                           -------   --------  --------
             Termination of Subchapter
             "S" election                  430,390       -         -
                                           -------   --------  --------
                                          $498,212  $(288,111) $ (9,286)
                            Total          =======   ========   =======

          Significant components of deferred income tax assets and (liabilities) are as follows:


                                                 1997         1998
                                                 ----         ----

           Depreciation                       $263,757      $655,323
           Lease transactions treated
                differently for tax and
                financial reporting purposes  (803,095)     (726,226)
           Net operating loss carryforward     471,698       600,320
           Other                                83,792       122,386
           Valuation allowance                 (90,000)     (651,803)
                                               -------      --------

           Net deferred income tax
           (liability)                       $ (73,848)     $   -
                                             =========      ========


          The following reconciliation presents the principal reasons for the difference between income taxes calculated at the United States federal statutory income tax rate (34%) and the provision for (benefit from) income taxes:


                                              Years Ended December 31,
                                        ------------------------------------
                                            1996        1997        1998
                                            ----        ----        ----

           Federal income tax benefit
            at U.S. statutory rate      $(104,108)  $(266,713)  $(626,651)
           Subchapter "C" impact of
            SFAS 109                      430,390        -            -
           Change in valuation
            allowance                      90,000        -        561,803
           State taxes, net of federal
            benefit                        36,583      39,547      43,328
           All other, net                  45,347     (60,945)     12,234
                                         --------   ---------     -------

           Provision for (benefit
            from) income taxes           $498,212   $(288,111)   $ (9,286)
                                         ========   =========     =======

          The Company has net operating loss carryforwards for income tax reporting purposes of approximately $1,539,000 expiring through 2013. A full valuation allowance has been provided against the net deferred tax asset due to the uncertainty at December 31, 1998 as to their future realization.


          9.   SHAREHOLDERS' EQUITY:
               --------------------

          In connection with the recapitalization of the Company in contemplation of its initial public offering, in August 1995, the Company's Board of Directors approved a stock split of approximately 33,018.86792-to-one, in the form of a stock dividend to the Company's common shareholders. Par value changed to $0.01 per share from $1.00 per share. The stock dividend resulted in the issuance of 3,499,894 additional shares of common stock, for a total of 3,500,000 shares outstanding subsequent to the split. This action required an amendment to the Company's Articles of Incorporation, which increased the number of authorized shares of common stock from 1,000 to 35,000,000 and authorized 5,000,000 shares of preferred stock. Effective May 19, 1998, the Board of Directors approved a reduction of the authorized number of shares of common stock from 35,000,000 to 17,500,000 and authorized a one-for-four reverse stock split of the Company's common stock. The par value of the common stock was increased from $0.01 to $0.04 per share. The preferred stock remained unchanged. All shareholders' equity accounts and per share data have been retroactively adjusted to reflect this reverse split.

          See Note 1 for a description of the Company's initial public offering of its securities.

          During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of common stock of the Company. The repurchase program took effect immediately and is authorized to continue for a period of two years. Subject to applicable rules, the plan allows the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. As of December 31, 1997 and 1998, the Company had repurchased 12,500 and 24,500 shares for a cash purchase price of $29,365 and $21,240, respectively.


          10.  STOCK OPTION PLANS:
               ------------------

          Employee Stock Option Plan
          --------------------------

          On August 28, 1995, the Board of Directors adopted and the Company's shareholders approved the Employee Stock Option Plan (the "Stock Option Plan") for all senior executive officers, key employees and consultants of the Company pursuant to which 187,500 shares of common stock were reserved for issuance. In June 1997, the Board of Directors approved an amendment to increase the aggregate number of shares of common stock reserved for issuance by 187,500 shares, for a total of 375,000. Options granted under the Stock Option Plan may be either incentive stock options ("ISO's"), which are intended to meet the requirements of
          Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options ("NSO's"). Under the Stock Option Plan, the Board of Directors may grant (i) ISO's at an exercise price per share which is not less than the fair market value of a share of common stock on the date on which such ISO's are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company), and (ii) NSO's at an exercise price per share which is determined by the Board of Directors (and which may be less than the fair market value of a share of common stock on the date on which such NSO's are granted). The Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Board of Directors, except that ISO's may not be exercised after the expiration of ten years from the date the ISO was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company). Any option granted under the Stock Option Plan will be nontransferable and may be exercised upon payment of the option price in cash, a cash equivalent, common stock or any other form of consideration which is acceptable to the Board of Directors.

          Of the total options granted, 21,250 options in 1997 and 0 options in 1998 are exercisable after one year and the remaining 20,000 and 144,750 options are exercisable in whole or in part 20% per year from the date of grant, respectively. As of December 31, 1998, none of the options were exercisable.

          The following table reflects activity under the Stock Option Plan for the years ended December 31, 1997 and 1998 :

                                                             Weighted
                                                             Average
                                                             Exercise
                                  Shares    Exercise Price    Price
                                  ------       -------       --------
           Outstanding,
           December 31, 1996         -            -           $  -
           Granted                52,500    $0.59 - $2.38        1.81
           Canceled              (11,250)    0.59 -  1.76        1.11
                                 -------

           Outstanding,
           December 31, 1997      41,250     1.50 - 2.38         2.00
                                 -------
             Granted             150,000     0.44 - 2.50         1.02
             Canceled             (5,250)    0.44 - 1.50          .99
                                 -------

           Outstanding,          186,000    $0.44 - $2.38       $1.24
           December 31, 1998     =======


          The 186,000 options outstanding as of December 31, 1998 have a weighted average remaining contractual life of 9.25 years.

          The Company accounts for these plans under APB Opinion No. 25, under which no compensation has been recorded. Had compensation cost for the plan been determined in accordance with SFAS 123, the Company's net loss and basic loss per common share would have been decreased to the following pro forma amounts:

                                               1997           1998
                                               ----           ----

           Net Loss          As Reported      $496,338     $1,833,804
                             Pro Forma         518,148      1,849,110

           Basic loss per    As Reported             $.25        $.89
           common share      Pro Forma               $.26        $.89

          The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          1997           1998
                                          ----           ----
           Fair value                    $0.25          $0.59
           Expected life (years)          3.45           3.87
           Risk-free interest rate         6.5%           4.8%
           Volatility                       71%            73%
           Dividend yield                    0%             0%

          The pro forma effects of applying SFAS 123 are not indicative of future amounts because stock option awards are anticipated in future years.

          Director Option Plan
          --------------------

          On October 1, 1995, the Board of Directors of the Company adopted, and the Company's shareholders approved, the Director Option Plan (the "Director Plan") pursuant to which 12,500 shares of common stock of the Company were reserved for issuance upon the exercise of options granted to non-employee directors of the Company. Under the Director Plan, an eligible director of the Company will, after having served as a director for one year, automatically receive non-qualified stock options to purchase 500 shares of common stock per annum at an exercise price equal to the fair market value of such shares at the time of grant of such options. Each option is immediately exercisable for a period of ten years from the date of grant but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company. The Company has adopted SFAS 123 to account for stock-based compensation awards granted to non-employee directors, under which a compensation cost is recognized for the fair value of the options granted as of the date of grant. As of December 31, 1998, there were no options granted to directors under the Director Plan.


          11.  EMPLOYEE SAVINGS PLAN
               ---------------------

          The Company has an employee savings plan which covers all employees who have completed at least one year of service with the Company and permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Company contributions are discretionary. As of December 31, 1997 and 1998, the Company did not make any contributions to the plan.


          12.  SEGMENT INFORMATION
               -------------------

          Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Reportable operating segments are determined based upon the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in three segments: (i) high technology equipment leasing ("Paramount"), (ii) business integration ("Paratech"), and (iii) legal support staff ("DeltaGroup"). The following represents selected financial information for the Company's segments for the years ended December 31, 1996, 1997 and 1998:

                           Paramount    Paratech    DeltaGroup       Total
                           ---------    --------    ----------       -----
        1996
        ----
        Revenues         $31,195,984    $156,532    $        -   $31,352,516
        Cost of sales     25,643,426     141,596             -    25,785,022
        Net loss            (783,271)    (21,140)            -      (804,411)
        Assets            51,181,503     380,017             -    51,561,520


        1997
        ----
        Revenues          28,620,168   3,774,673             -    32,394,841
        Cost of Sales     16,871,078   3,062,135                  19,933,213
        Net income
        (loss)               231,251    (727,589)            -      (496,338)
        Assets            51,956,164   1,106,297             -    53,062,461

        1998                                                         Total
        ----                                                         -----
        Revenues          29,090,851   5,411,945     3,982,695    38,485,491
        Cost of sales     20,536,854   4,453,016     3,167,396    28,157,266
        Net loss            (784,797)   (545,290)     (503,717)   (1,833,804)
        Assets            40,559,376   2,581,710     2,105,524    45,246,610


          13.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:
               -------------------------------------------------

          For the years ended December 31, 1996, 1997 and 1998, the following customers represented in excess of 10% of total revenues for the respective years:

                      Customer     1996       1997       1998
                      --------     ----       ----       ----

                         A         40%          -          -
                         B         25%          -          -
                         C           -        47%          -
                         D           -        14%        51%
                         E           -          -        11%

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


          14.  COMMITMENTS:
               -----------

          Operating Leases
          ----------------

          The Company leases two office facilities and office equipment under operating leases expiring through November 2002. Total rent expense amounted to approximately $45,000, $90,000 and

          $184,000 in 1996, 1997 and 1998, respectively. Total minimum lease payments due under non-cancelable operating leases are as follows:

                    1999      $202,480
                    2000       156,000
                    2001       156,000
                    2002       143,000


          Employment Agreements
          ---------------------

          In 1998, the Company has entered into employment agreements with two executives expiring through the end of 1999 with aggregate minimum payments totalling $655,000.

          In connection with the acquisitions described in Note 3, the Company has also entered into employment agreements, with five executives through the end of 1999 with aggregate minimum payments totaling $770,000.


          15.  SUBSEQUENT EVENT (UNAUDITED)
               ----------------------------

          On March 3, 1999, Paratech acquired certain assets of Web Business Systems, Inc., a privately held New York based web hosting and development company, for a total purchase price of $80,000. The acquisition will be accounted for as a purchase; accordingly the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition.