Form 10-K/A
period 1998-12-31
PARAMOUNT FINANCIAL CORP
filed 1999-04-30
CIK 1000179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1
                                    -------------

          (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to
                                         ------    -------

                            Commission File Number 0-27190

                           PARAMOUNT FINANCIAL CORPORATION
                (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                        11-3072768
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

                       Units, each consisting of two shares of
                        Common Stock and two Class A Warrants
                         -----------------------------------
                                   (Title of class)


             Class A Warrants, each to purchase one share of Common Stock
                ------------------------------------------------------
                                   (Title of class)


                       Common Stock, $0.04 par value per share
                        ------------------------------------
                                   (Title of class)


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

                              Yes  X              No
                                  ---                ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on April 26, 1999 was approximately $2,184,282 based on the closing sales price of such stock on such date, as reported by the Nasdaq SmallCap Market.

               The number of shares outstanding of the Registrant's Common Stock, as of April 26, 1999 was: 2,160,000 shares of Common Stock, $0.04 par value.


                    --------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

                                        None.

                           PARAMOUNT FINANCIAL CORPORATION

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

                                  TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----

                                       PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF
                    THE REGISTRANT  . . . . . . . . . . . . . . . . . . . 1

          ITEM 11 - EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . 2

          ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . 4

          ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . 4

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                                       PART III

          ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


               The following information is supplied with respect to the directors and executive officers of Paramount Financial
          Corporation (the "Corporation"):

           NAME               AGE      POSITION WITH THE CORPORATION
           ----               ----   -------------------------------

           Glenn Nortman      41     Chief Executive Officer, Secretary
                                     and a Director
           Jeffrey Nortman    40     Chief Operating Officer and a
                                     Director

           Larry Austin       68     Director

           William H. Kelly   58     Director


               Certain biographical information regarding each director and executive officer is set forth below:

               Glenn Nortman is the Chief Executive Officer, Secretary and a director of the Corporation. Prior to becoming Chief Executive Officer in 1997, Mr. Nortman had served as the Corporation's Co-Chief Executive Officer beginning in 1996 and as the Executive Vice President from June 1992. Mr. Nortman runs the day-to-day operations of the Corporation's lease finance business and systems integration and consulting business. From 1987 to 1992, Mr. Nortman served as the National Accounts Manager for Pacificorp Capital, a wholly-owned computer leasing subsidiary of PacifiCorp, the public utility in Portland, Oregon. Mr. Nortman is the brother of Jeffrey Nortman.

               Jeffrey Nortman is the Chief Operating Officer and a director of the Corporation. Prior to becoming Chief Operating Officer in 1997, Mr. Nortman served as the Corporation's Co-Chief Executive Officer beginning in 1996 and as the President from the Corporation's inception in July 1991. Mr. Nortman runs the day-to-day operations of the Corporation's staffing services business. From 1987 to 1991, Mr. Nortman was the Manager of Peripheral Trading for Pacificorp Capital. Mr. Nortman is the brother of Glenn Nortman.

               Larry Austin has been a director of the Corporation since
          1998. Mr. Austin is Chairman and Chief Executive Officer of Austin Travel Corporation, the 50th largest travel management company in the United States. In addition, he is Chairman of Austin Associates, LLC, a group of four hundred independent travel agents to whom Austin Travel Corporation provides contract management services, education services and technology procurement services. Mr.
          Austin also serves as a member of the Board of Directors of the Long Island Association, WLIW/Channel 21, C.W. Post School of Business, is President of the Long Island Philharmonic and Chairman of the Travel Management Alliance, a $1 Billion group of travel management companies.

               William H. Kelly has been a director of the Corporation since 1998. The Honorable William H. Kelly is a prominent member of the Long Island community serving as Mayor of Asharoken since 1982. In addition, since 1976 Mr. Kelly has been the owner of WHK Leasing, a high technology equipment leasing company since 1976. Mr. Kelly has served as past President of the New York State Conference of Mayors and as Chairman Tri-County Village Officials Association.

          COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

               Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's directors and executive officers, and persons who own more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Corporation and to furnish the Corporation with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Corporation, the Corporation believes that, during the 1998 fiscal year, all filing requirements applicable to its executive officers, directors and greater than 10% stockholders were complied with in a timely fashion during the fiscal year ended December 31, 1998.


          ITEM 11  -  EXECUTIVE COMPENSATION

          EXECUTIVE COMPENSATION

               The following table summarizes all compensation earned by or paid to the Corporation's Chief Executive Officer and each of the Corporation's other executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers"), for services rendered in all capacities to the Corporation during the fiscal years ended December 31, 1998, 1997 and 1996.

                              SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                          ----------------------------

           NAME AND                       FISCAL
           PRINCIPAL POSITION              YEAR     SALARY     BONUS
           ------------------             ------    ------     ------
           Glenn Nortman . . . . . . .     1998  $340,182     $ 73,000
                Chief Executive Officer    1997   332,717        0
                                           1996   297,900      100,000

           Jeffrey Nortman . . . . . .     1998  $365,112        -
                Chief Operating Officer    1997   332,924        -
                                           1996   297,900        -

           Paul Vecker(6)  . . . . . .     1998  $226,378        -
                Senior Vice President      1997   204,095        -
                and Chief                  1996   184,200        -
                Financial Officer
           David Dinin(7)  . . . . . .     1998  $252,389        -
            Senior Vice President          1997   121,314        -
          =================================================================


           NAME AND                    FISCAL     ALL OTHER     TOTAL ANNUAL
           PRINCIPAL POSITION           YEAR    COMPENSATION    COMPENSATION
           ------------------          ------   -------------   ------------

           Glenn Nortman . . . . . . .  1998  $ 45,541(1)    $458,723
                Chief Executive Officer 1997    39,580(2)     472,297
                                        1996    35,300(3)     333,200

           Jeffrey Nortman . . . . . .  1998  $ 45,258(1)    $410,370
                Chief Operating Officer 1997    39,290(4)     372,214
                                        1996    35,300(3)     333,200

           Paul Vecker(6)  . . . . . .  1998    $7,200(5)    $233,578
                Senior Vice President   1997           -      204,095
                and Chief               1996           -      184,200
                Financial Officer

           David Dinin(7)  . . . . . .  1998    $7,200(5)    $259,589
            Senior Vice President       1997           -      121,314
          =================================================================

          (1) Represents payments of approximately $18,700 for automobile expenses and $26,841 for country club dues for Mr. Glenn Nortman, and approximately $18,400 for automobile expenses and $26,858 for country club dues for Mr. Jeffrey Nortman.

          (2) Represents payments of approximately $18,700 for automobile expenses and $20,880 for country club dues and personal use.

          (3) Represents payments of approximately $18,000 for automobile expenses, $11,300 for country club dues and $6,000 for split-dollar life insurance premiums.

          (4) Represents payments of approximately $18,400 for automobile expenses and $20,890 for country club dues and personal use.

          (5)  Represents automobile expenses.

          (6)  Mr. Vecker resigned from the Corporation on January 31,
               1999.

          (7)  Mr. Dinin resigned from  the Corporation on March 31, 1999.

               All directors of the Corporation are reimbursed for all reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors.

          EMPLOYMENT AGREEMENTS

               Messrs. Glenn and Jeffrey Nortman have employment agreements with the Corporation described below. Each of these employment agreements automatically renews for successive one year terms unless either the Corporation or the employee notifies the other of its intention not to renew the employment agreement within 90 days of each anniversary date of the agreements (i.e., by October
                                                           ---
          6 of each year such notice must be given.

               The Corporation's employment agreements with Messrs. Nortman provide for an annual base salary of $300,000 for the first year of the term, $330,000 each in the second year of the term and an annual base salary of $360,000 for the third year of the term.
          As part of their compensation package, Messrs. Nortman receive the use of an automobile and certain other fringe benefits commensurate with their duties and responsibilities. In addition, Messrs. Nortman will be entitled to receive a severance payment equal to 2.99 times their respective five year average salary if, among other things, without their consent, their duties, responsibilities or position are materially diminished, if there is any material breach of their employment agreements by the Corporation at any time during the term thereof of if the Corporation experiences a "Change of Control" (as defined).

          KEY-MAN AND SPLIT-DOLLAR LIFE INSURANCE

               The Corporation maintains key-man/split-dollar life insurance policies on the lives of each of Glenn and Jeffrey Nortman. The death benefits under these policies are allocated $1,000,000 towards the key-man component and $4,000,000 towards the split-dollar component.

          DIRECTOR OPTION PLAN

               On October 1, 1995, the Board of Directors of the Corporation adopted, and the Corporation's stockholders approved, the Corporation's 1995 Director Option Plan (the "Director Plan"), pursuant to which 12,500 shares of Common Stock of the Corporation were reserved for issuance upon the exercise of options granted to non-employee directors of the Corporation.
          The purpose of the Director Plan is to encourage ownership of the Corporation's Common Stock by non-employee directors of the Corporation whose initial retention and then continued services are considered essential to the Corporation's future and to provide them with a further incentive to remain as directors of the Corporation. To date, no such options have been granted under the director Plan.

               The Directors Plan is administered by the Board of Directors. Directors of the Corporation who are not employees of the Corporation or any subsidiary of the Corporation are eligible to participate in the Plan. The Director Plan expires in August 2005. The Board of Directors may award, alter or discontinue the Director Plan, subject to certain limitations.

               Under the Director Plan, an eligible director of the Corporation will, after having served as a director for one year, automatically receive non-qualified stock options to purchase 500 shares of Common Stock per annum at an exercise price equal to the fair market value of such shares at the time of grant of such option. Each such option is immediately exercisable for a period of 10 years from the date of grant but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Corporation. Options granted under the Director Plan are not transferable by the optionee other than by will, laws of descent and distribution or as required by law.

               Common Stock may be purchased from the Corporation upon the exercise of an option by payment in cash or cash equivalent, through the delivery of shares of Common Stock having a fair market value equal to the cash exercise price of the option, or any combination of the above, subject to the discretion of the Board of Directors.


          ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

               The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of April 26, 1999, by (i) all persons known by the Corporation to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of the current directors of the Corporation; and (iii) all directors and executive officers of the Corporation as a group.

           NAME AND ADDRESS               AMOUNT OF           PERCENT OF
           OF BENEFICIAL OWNER(1)  BENEFICIAL OWNERSHIP(2)   COMMON STOCK
           ----------------------  ----------------------    ------------

           Glenn Nortman . . . .          375,236               17.37%

           Jeffrey Nortman . . .          375,236               17.37%

           William H. Kelly  . .           11,588               0.54%

           Larry Austin  . . . .                0                 -

           All directors and
            executive officers as
            a group (5 persons)           762,060               35.28%



          ---------------------
          (1) The address of each listed person is c/o Paramount Financial Corporation, One Jericho Plaza, Jericho, New York 11753.

          (2) All share information has been adjusted to give effect to a one-for-four stock split consummated by the Corporation in August 1998.


          ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Since the beginning of the Corporation's fiscal year ending December 31, 1998, there were no relationships or transactions to be disclosed pursuant to this Item 13.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PARAMOUNT FINANCIAL CORPORATION


          Dated:  April 28, 1999        By:  /s/ GLENN NORTMAN
                                           ----------------------------
                                             Glenn Nortman,
                                             Chief Executive Officer