Form 10-Q
period 1999-03-31
PARAMOUNT FINANCIAL CORP
filed 1999-05-17
CIK 1000179

-----------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                   ----------------

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED MARCH 31, 1999

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


                    NUMBER OF SHARES OUTSTANDING AT MAY 12, 1999:

             2,160,000 SHARES OF COMMON STOCK, PAR VALUE $0.04 PER SHARE.


          -----------------------------------------------------------------

                           PARAMOUNT FINANCIAL CORPORATION

                       INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                    MARCH 31, 1999





          PART I - FINANCIAL INFORMATION                         Page No.
                                                                 --------

           Item 1 - Financial Statements

                    Consolidated Balance Sheets
                    December 31, 1998 and March 31, 1999 .................1


                    Consolidated Statements of Operations
                    Three Months Ended March 31, 1998 and 1999 ............2


                    Consolidated Statement of Changes in
                    Stockholders' Equity Three Months Ended
                    March 31, 1999 ........................................3


                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1998 and 1999 ............4


                    Notes to Unaudited Consolidated Financial
                    Statements ............................................5

           Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .........6-9



          PART II - Other Information .....................................10


          SIGNATURES ......................................................11

                            PART I:  FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                              DECEMBER 31,     MARCH 31,
                        ASSETS                    1998           1999
                        ------                ------------     ---------
                                                              (UNAUDITED)

           Cash and cash equivalents . . .     $ 1,495,082    $ 1,136,141

           Investments available for sale          613,188        619,898

           Accounts receivable . . . . . .       2,632,258      2,791,919

           Net investment in direct finance
             and sales-type leases . . . .      30,059,378     26,509,086

           Assets held under operating
             leases, net of accumulated          7,263,181      6,301,690
             depreciation  . . . . . . . .

           Other assets  . . . . . . . . .       3,183,523      3,062,480
                                               -----------   ------------

           Total assets  . . . . . . . . .     $45,246,610    $40,421,214
                                               ===========    ===========


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

           Notes payable . . . . . . . . .     $ 4,313,189    $ 3,942,952

           Accounts payable  . . . . . . .         942,431      1,035,618

           Accounts payable - leases . . .         100,000        297,921

           Accrued expenses  . . . . . . .         658,392        581,211

           Obligations for financed             33,435,459     28,880,152
             equipment - non-recourse  . .      ----------     ----------

           Total liabilities . . . . . . .      39,449,471     34,737,854
                                                ----------     ----------
           Shareholders' equity:

           Preferred stock, $0.01 par
             value; 5,000,000 shares                    --             --
             authorized, none outstanding

           Common stock, $0.04 par value;
             17,500,000 shares authorized,
             2,160,000 shares issued and
             outstanding, respectively . .          86,400         86,400

           Additional paid-in capital  . .      14,456,728     14,456,728
           Stock subscription receivable .        (812,500)      (812,500)

           Accumulated deficit . . . . . .      (7,882,884)    (7,996,663)

           Treasury stock, 24,500 shares at        (50,605)       (50,605)
             cost  . . . . . . . . . . . .   -------------   ------------

           Total shareholders' equity  . .       5,797,139      5,683,360
                                             -------------   ------------

           Total liabilities and               $45,246,610    $40,421,214
             shareholders' equity  . . . .   =============   ============


                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------

                                      UNAUDITED
                                      ---------


                                                  1998          1999
                                               -----------  -----------

           REVENUES:

           Sales . . . . . . . . . . . . .    $ 14,481,462  $5,693,084

           Lease revenue . . . . . . . . .       1,506,328   1,669,886

           Fee, interest and other income          219,927     218,565
                                               ----------- -----------

                          Total revenues .     $16,207,717  $7,581,535
                                               ----------- -----------


           COSTS AND EXPENSES:

           Cost of sales . . . . . . . . .      13,788,191   4,411,628

           Lease expense . . . . . . . . .       1,443,175   1,650,160

           Selling, general and                  1,031,907   1,632,701
             administrative expenses . . .     ----------- -----------

                          Total costs and       16,263,273   7,694,489
                            expenses . . .     ----------- -----------

           Loss before (benefit) provision         (55,556)   (112,954)
             for income taxes  . . . . . .

           (Benefit) provision for income          (22,222)        825
             taxes . . . . . . . . . . . .     ----------- -----------

                Net loss . . . . . . . . .        $(33,334)  $(113,779)
                                              ============ ===========

                Basic loss per                      $(0.02)     $(0.06)
                  common share . . . . . .      =========== ===========

                Diluted loss per                    $(0.02)     $(0.06)
                  common share . . . . . .      =========== ===========

           Shares used in computing net
             income per share:

                Basic  . . . . . . . . . .       1,991,117   2,067,397
                                               =========== ===========

                Diluted  . . . . . . . . .       1,991,117   2,067,397
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

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              ---------------------------------------------------------

                      FOR THE THREE MONTHS ENDED MARCH 31, 1999
                      -----------------------------------------

                                      UNAUDITED
                                      ---------


                                         COMMON STOCK
                                         ------------

                                                               ADDITIONAL
                                                                PAID-IN
                                      SHARES       AMOUNT       CAPITAL
                                      ------       ------      ----------

           BALANCE, DECEMBER 31,
             1998  . . . . . . .   2,160,000       $86,400   $14,456,728

           Net loss  . . . . . .          --            --            --
                                 -----------   -----------   -----------
           BALANCE, MARCH 31,
             1999  . . . . . . .   2,160,000       $86,400   $14,456,728
                                 ===========   ===========   ===========


                                 STOCK
                             SUBSCRIPTION     ACCUMULATED    TREASURY
                              RECEIVABLE       (DEFICIT)       STOCK    TOTAL
                              -----------     -----------    --------   -----

     BALANCE, DECEMBER
       31, 1998  . . . . .     $(812,500)     $(7,882,884) $(50,605) $5,797,139

     Net loss  . . . . . .            --         (113,779)       --    (113,779)
                             -----------      ----------- ---------   ---------
     BALANCE, MARCH 31,
       1999  . . . . . . .     $(812,500)     $(7,996,663) $(50,605) $5,683,360
                             ===========      =========== =========   =========



                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                   ------------------------------------------------


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                         FOR THE THREE MONTHS ENDED MARCH 31,
                         ------------------------------------
                                      UNAUDITED
                                      ---------
                                                       1998        1999
                                                      ------      ------

          CASH FLOWS FROM OPERATING ACTIVITIES:

          Net loss  . . . . . . . . . . . . . . .    $(33,334)  $(113,779)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Depreciation and amortization  . .     803,423   1,172,074

               Amortization of discounts on           (26,953)         --
                 investments  . . . . . . . . . .

          Changes in operating assets and
            liabilities:

                    Accounts receivable . . . . .     (18,847)   (159,661)

                    Other assets  . . . . . . . .      68,582      57,101

                    Accounts payable  . . . . . .    (601,994)     93,187

                    Accrued expenses  . . . . . .    (116,522)    (77,181)
                                                 ------------  ----------

          Net cash provided by operating
            activities  . . . . . . . . . . . . .      74,355     971,741
                                                 ------------  ----------
          CASH FLOWS FROM INVESTING ACTIVITIES:

               Accounts payable - leases  . . . .     256,295     197,921

               Purchase of equipment for direct
                 finance leases and sales-type
                 leases . . . . . . . . . . . . .  (5,223,675) (1,821,840)

               Termination of direct finance
                 leases . . . . . . . . . . . . .   3,159,587   1,302,442

               Proceeds applied to direct finance
                 leases and sales-type leases . .   4,158,810   4,069,690

               Purchase of equipment for operating
                 leases . . . . . . . . . . . . .  (5,110,445)    (96,526)

               Termination of operating leases  .      57,000        (115)

               Residual value sharing arrangements    713,587          --

               Payment for acquisitions, net of
                 cash acquired  . . . . . . . . .    (213,706)    (50,000)

               Purchases of investments . . . . .  (3,084,593)     (6,710)

               Proceeds from sale/maturity of
                 investments  . . . . . . . . . .   6,636,003          --
                                                 ------------  ----------

          Net cash provided by investing
            activities  . . . . . . . . . . . . .   1,348,863   3,594,862
                                                 ------------  ----------

          CASH FLOWS FROM FINANCING ACTIVITIES:

               Repurchase of common stock . . . .     (15,586)         --

               Proceeds from notes payable  . . .     817,427     370,718

               Repayment of notes payable . . . .  (1,253,234)   (740,955)

               Increase in non-recourse lease       9,795,722   1,346,264
                 financing  . . . . . . . . . . .

               Termination of non-recourse lease   (2,864,076)   (875,999)
                 financing  . . . . . . . . . . .

               Repayments and interest
                 amortization applied to
                 non-recourse lease
                 financing  . . . . . . . . . . .  (4,830,517)  5,025,572)
                                                 ------------  ----------

          Net cash provided by financing
            activities  . . . . . . . . . . . . .   1,649,736  (4,925,544)
                                                 ------------  ----------

          Net decrease in cash and cash
            equivalents . . . . . . . . . . . . .   3,072,954     358,941

          CASH AND CASH EQUIVALENTS, beginning of
            period  . . . . . . . . . . . . . . .   2,209,649   1,495,082
                                                 ------------  ----------

          CASH AND CASH EQUIVALENTS, end of
            period  . . . . . . . . . . . . . . .  $5,282,603  $1,136,141
                                                 ============  ==========

          SUPPLEMENTAL CASH FLOW INFORMATION:

               Cash paid for income taxes . . . .  $   22,120  $   35,830
                                                 ============  ==========

               Cash paid for interest . . . . . .   $ 614,653  $  619,357
                                                 ============  ==========

                   See accompanying notes to financial statements.

                   PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                  -------------------------------------------------

                 Notes to Unaudited Consolidated Financial Statements
                 ----------------------------------------------------



          1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiaries (the "Company") at March 31, 1999 and its results of operations and cash flows for the three months ended March 31, 1998 and 1999, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company s Form 10-K for the fiscal year ended December 31, 1999.

               The financial statements for the three months ended March 31, 1999 are consolidated to include the results of the Company's two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc (the "DeltaGroup"). All material intercompany balances and transactions have been eliminated.

          2.   Business Acquisitions
               ---------------------

               On March 3, 1999, Paratech acquired certain assets of Web Business Systems, Inc., a privately held New York based web hosting and development company, for a total purchase price of $80,000. The acquisition will be accounted for as a purchase; accordingly the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair market values at the date of acquisition. The excess of the acquisition costs over the fair value of the identifiable net assets will be amortized on a straight-line basis over 15 years. The results of operations of Web Business Systems, Inc. have been included in the consolidated financial statements commencing with the acquisition date.

          3.   Segment Information
               -------------------

               The following represents selected financial information for the Company's segments for the three months ended March 31, 1998 and 1999:


                                Paramount    Paratech    DeltaGroup     Total
                                ---------    --------    ----------     -----

     MARCH 31, 1998
     --------------

     Revenues                  $14,315,114  $1,377,223  $  515,380  $16,207,717

     Cost of sales              13,768,001   1,150,846     312,519   15,231,366

     Net income (loss)              72,478    (113,550)      7,738      (33,334)

     Assets                     53,379,868   1,117,518     476,211   54,973,597


     MARCH 31, 1999
     --------------
     Revenues                  $ 3,576,995  $2,410,269  $1,594,271  $ 7,581,535

     Cost of sales               3,131,064   1,906,733   1,023,991    6,061,788

     Net income (loss)             203,689    (128,258)   (189,210)    (113,779)

     Assets                     35,502,200   3,083,032   1,835,982   40,421,414

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, included elsewhere in this Form 10-Q.


          RECENT DEVELOPMENTS

               Paramount Financial Corporation and subsidiaries ("Paramount" or the "Company") is a comprehensive business solution provider, offering customers a wide range of integrated services, including information technology ("IT") consulting, network design and implementation, staffing services and lease financing. The Company includes two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc. (the "DeltaGroup").

               The first quarter of 1999 is significant in that it reinforces the Company's commitment to Paratech and de-emphasizes its lease portfolio. The Company has made a conscious effort to aggressively expand Paratech's services through acquisitions, and its client base by partnering with hardware and software vendors, as well as expanding its salesforce and aggressively seeking new customers.

               On March 3, 1999, Paratech acquired certain assets of Web Business Systems, Inc., a privately held New York based web hosting and development company, for a total purchase price of $80,000. This acquisition has expanded Paratech s offering of services and transformed Paratech into a complete IT solution provider. Paratech now offers IT consulting, network design and implementation, Internet development and hosting and accounting and salesforce automation solutions. Paratech intends to be its customers' sole source for all IT matters.

               Paratech has aligned itself with vendors such as Xylan, Citrix, Security Dynamics, Great Plains and Goldmine to expand its customer base. The Company believes that the relationships that it has developed through these vendors will continue to provide opportunities to enter into new markets and cross-sell its other IT services.

               The DeltaGroup continued to expand its operations and penetrate the temporary staffing industry during the three months ended March 31, 1999. The DeltaGroup continues to offer temporary and permanent legal support staff, attorney and paralegal placements. The Company plans, through the DeltaGroup, to begin offering IT temporary consulting and support staff in the second quarter of 1999.

               The Company maintains its lease portfolio and continued to selectively engage in leasing transactions during the three months ended March 31, 1999. The Company believes that by acting as an integrated lessor and business solution provider it is well positioned to meet the ever-changing needs of its customers.


          FLUCTUATIONS IN QUARTERLY RESULTS

               The operating results of Paramount are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. In addition, the Company s revenue can fluctuate significantly from quarter to quarter based on the closing date and nature of each particular lease and/or sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers and price competition from other lessors.

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

               The Company is aggressively working to maximize the returns on the residual value investments made on its lease portfolio. Such efforts, which are an ordinary but not a predictable part of the Company's business, often result in equipment originally leased under an operating lease, and accounted for as described below, being upgraded or otherwise enhanced and extended at the original account or leased to a different end-user. The resulting lease may qualify under Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("FAS 13") as a sales type lease, in which the Company can record as sales revenue the fair market value of the equipment and recognize as income the difference between this amount and the equipment's cost or net book value. Since a sales type lease is a form of direct finance lease, the new lease is recorded over its remaining term as a direct finance lease resulting in a reduction of lease rental income and lease expense compared to the original operating lease accounting.

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


          LEASE ACCOUNTING

               In accordance with FAS 13, the Company classifies its leases as either operating leases or direct finance leases. The allocation of income among accounting periods within a lease term will vary depending upon the lease classification, as described below.

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


          RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

               For the three months ended March 31, 1999, the Company recorded sales revenue of $7.6 million, a $8.6 million decrease over the $16.2 million recorded during the three months ended

          March 31, 1998. The decrease is primarily a result of the Company's de-emphasis on its leasing segment. Paratech's revenue in the first quarter of 1999 increased by 71% to $2.4 million as compared to $1.4 million recorded in 1997. The increase in sales at Paratech is a result of the Company's aggressive sales and marketing focus. The DeltaGroup, which was purchased in January 1998, contributed $1.6 million in revenue during the quarter, a $1.1 million increase over the $515,000 recorded in 1997. This increase was due to the DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis.

               As a result of the Company's limited efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the first quarter of 1999 have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. As a result of this activity, the effect of accounting for a lease as a direct finance lease versus an operating lease, net of new leases written in the first quarter, lease revenue and lease expense increased for the three months ended March 31, 1999 by 11% and 14%, respectively, when compared to the three months ended March 31, 1998.

               During the three months ended March 31, 1999, the Company entered into new lease transactions totaling $1.9 million of equipment cost as compared with $10.3 million for the three months ended March 31, 1998. During the quarter ended March 31, 1999, the Company entered into $1.3 million of non-recourse lease financing arrangements, as compared with $9.8 for the three months ended March 31, 1998. See "Liquidity and Capital Resources."

               During the three months ended March 31, 1999, the Company generated $219,000 in fee, interest and other income, compared to $220,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions.

               Selling, general and administrative expenses totaled $1.6 million for the three months ended March 31, 1999, representing an increase of 58% over the $1.0 million recorded during the three months ended March 31, 1998. This increase is attributable to the continued growth and acquisitions of Paratech, which contributed $477,000, and the DeltaGroup, which contributed $681,000, respectively.

               The tax provision of $825 for the three months ended March 31, 1999 reflects the minimum state taxes due. During the three months ended March 31, 1998, the Company recorded a tax benefit of $22,000, reflecting the standard tax rate for federal and state taxes.

               Net loss for the three months ended March 31, 1999 was $114,000, after a provision for income taxes of $825, as compared with a net loss of $33,000 after a benefit for income taxes of $22,000.


          LIQUIDITY AND CAPITAL RESOURCES

               As of March 31, 1999, the Company had $1.3 million in cash and cash equivalents and investments available for sale ($450,000 is restricted, see "Term Loan" below). Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Primarily as a result of the continued investment in Paratech and the DeltaGroup, its acquisition of Web Business Systems, Inc. and the Company s investment in its portfolio of IT equipment on lease, the Company experienced a reduction in net cash and investments available for sale during the first quarter of 1999.

               The Company continues to use its cash balances to fund its operations. In order to expand its operations, which the Company is aggressively seeking to accomplish, the Company will need to utilize its cash balances to promote internal growth and fund potential future acquisitions. However, the Company is limited to its current cash balances for funding such internal growth and add-on acquisitions, unless the Company is able in the future to raise significant additional financing. There can be no assurance that the Company will be able to raise any such financing. Further, the Company's cash funds for acquisitions might be limited to the extent that the Company's current operations or the operations of any future acquisitions require the funding of losses or the incurrence of capital outlay.

               The Company's leasing business generates cash primarily from the marketing of equipment within its portfolio, and uses cash to acquire computer equipment to put on lease. In addition, the Company's leasing business generates cash from fee related
          transactions.   The Company finances substantially all of its
          leases by discounting the payment stream on a non-recourse basis through various banks and financial institutions. Thus, the only cash required in these lease transactions is the residual value investment by the Company. The Company believes that it currently has sufficient resources to make the residual value investments required to maintain its lease portfolio. In addition, the Company has numerous options available to finance residual value investments, including sales of equipment on lease to equipment investors, residual value sharing arrangements, recourse loans and non-recourse loans. The Company intends to use, on an opportunistic basis, all such available resources in order to maximize its portfolio of equipment on lease.

          At March 31, 1999, the Company had three types of credit lines available:

          Term Loan: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April

          20, 2001. As of March 31, 1999, approximately $375,000 remained outstanding under this loan collateralized by $450,000 in cash maintained in an investment account.

          The DeltaGroup Revolving Credit Facility: The DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable which expires on June 30, 1999. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of March 31, 1999, the DeltaGroup had $600,000 outstanding under this line. The Company is presently in negotiations with two financial institutions to refinance this credit facility before its expiration date.

          Paratech Equipment Acquisition Credit Facility: Paratech has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory. Interest on outstanding borrowings accrues at the prime rate plus 1-1/2%. Borrowings are limited to 85% of eligible accounts receivable and 99% of eligible inventory. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of March 31, 1999, Paratech had $565,000 outstanding under this line.

               The Company believes that cash generated from operations, amounts available under its credit facilities, and/or other third party financing will be sufficient to fund necessary capital expenditures and to provide adequate working capital for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations, if required, that such financing will be available on commercially reasonable terms. In addition, the Company may require additional financing after such date to fund its operations.


          IMPACT OF YEAR 2000 ISSUE

               Many existing computer programs use only two digits to identify a year. These programs were frequently designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results before, at or beyond the Year 2000.

               The Company has developed a Year 2000 Readiness Plan. This plan addresses three main areas: (a) information technology systems (including the Company's business systems, both hardware and software related), (b) non-information technology systems (including embedded technology such as microcontrollers, typically found in such equipment as telephone systems, fax systems, elevators, security systems, HVAC, etc.) and (c) supply chain readiness or third party issues (including customers as well as inventory and non-inventory suppliers).

               The Company has not identified any material potential deficiencies related to Year 2000 in its information technology systems. The Company's has upgraded its business and computing system in 1997 and it is now Year 2000 compliant (according to the Company's software providers). The Company expects to complete remediation and testing of its internal systems in the second quarter of 1999. In terms of non-information technology systems, the Company will be identifying those material items which may require remediation or replacement. The Company is in the process of addressing those items and expects to complete remediation or replacement and testing of its non-information technology systems in the second quarter of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain third parties. The Company expects to have a better understanding of the Year 2000 readiness of these third parties by the end of the third quarter.

               Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are not expected to be material. These costs are anticipated to be incurred primarily in 1999 and include third party consultants, remediation or replacement of embedded chips. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

               At this point in time, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with all businesses, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement) that continue for more than several days in specific industries from which the Company's inventory and components are sourced or to which the Company's products are sold. In connection with the purchase of inventory and components, the Company is considering various contingency plans. Continuing failures in these specific industries would limit procurement or delivery of product, and most likely would have a material adverse effect on the Company's results of operations. The extent of such lost revenue cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the effect of such lost revenue on the Company's result of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

               The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.

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


          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                    RISK

               "Quantitative and Qualitative Disclosure about Market Risk", on page 25 of the Company's annual report (form 10-K) is incorporated herein by reference. No material changes have occurred from the disclosure in form 10-K through the three months ended March 31, 1999.

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


                                        PARAMOUNT FINANCIAL CORPORATION



          Date:  May 13, 1999           By:    /s/ Glenn Nortman
                                             --------------------------
                                                Glenn Nortman, Chief
                                                  Executive Officer

                                 EXHIBIT INDEX



             Exhibit        Description
             -------        ------------
               27           Financial Data Schedule.