Form 10-Q
period 1999-06-30
PARAMOUNT FINANCIAL CORP
filed 1999-08-16
CIK 1000179

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                -------------


                                   FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1999


                         COMMISSION FILE NUMBER 0-27190


                         PARAMOUNT FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                               11-3072768
      (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)


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


                NUMBER OF SHARES OUTSTANDING AT AUGUST 11, 1999:

          2,160,004 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.


-------------------------------------------------------------------------------

                         PARAMOUNT FINANCIAL CORPORATION

                    INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                  JUNE 30, 1999





                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

                Consolidated Balance Sheets
                June 30, 1999 and December 31, 1998........................1

                Consolidated Statements of Operations for the Three
                Months Ended and Six Months Ended June 30, 1998 and
                1999.......................................................2

                Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 1998 and 1999........................3

                Notes to Unaudited Consolidated Financial Statements.....4-5

     Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................6-11

PART II - Other Information...............................................12

SIGNATURES................................................................13

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,       JUNE 30,
                             ASSETS                    1998            1999
                             ------                ------------      -----------
                                                                     (UNAUDITED)

Cash and cash equivalents.................         $ 1,495,082      $   972,125

Investments available for sale............             613,188          630,984

Accounts receivable.......................           2,632,258        3,255,164

Net investment in direct finance and                30,059,378       22,828,016
  sales-type leases.......................

Assets held under operating leases, net of           7,263,181        5,416,816
  accumulated depreciation................

Other assets..............................           3,183,523        2,666,285
                                                   -----------      -----------

Total assets..............................         $45,246,610      $35,769,390
                                                   ===========      ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Notes payable.............................         $ 4,313,189      $ 4,078,110

Accounts payable..........................             942,431        1,081,402

Accounts payable - leases.................             100,000               --

Accrued expenses..........................             658,392          674,268

Obligations for financed equipment --
  non-recourse............                          33,435,459       24,237,447
                                                   -----------      -----------
Total liabilities.........................          39,449,471       30,071,227
                                                   -----------      -----------

Shareholders' equity:

Preferred stock, $.01 par value;
  5,000,000 shares authorized, none
  outstanding ............................                  --               --

Common stock, $.04 par value;
  17,500,000 shares authorized, and
  2,160,004 shares issued and
  outstanding.............................              86,400           86,400

Additional paid-in capital................          14,456,728       14,456,728

Stock subscription receivable.............            (812,500)        (812,500)

Accumulated deficit.......................          (7,882,884)      (7,981,860)

Treasury stock, 24,500 shares at cost.....             (50,605)         (50,605)
                                                   -----------      -----------

Total shareholders' equity................           5,797,139        5,698,163
                                                   -----------      -----------

Total liabilities and shareholders'
  equity..................................         $45,246,610      $35,769,390
                                                   ===========      ===========

                 See accompanying notes to financial statements.

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                    UNAUDITED
                                    ---------

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                        ----------------------   ----------------------
                                         1998        1999           1998          1999
                                         ----        ----           ----          ----

REVENUES:

Sales.................................  $2,012,115 $ 4,292,450   $16,493,577    $9,985,534

Lease revenue.........................   2,140,011   1,648,460     3,646,339     3,318,346

Fee, interest and other income........     239,698     239,342       459,625       457,907
                                        ---------- -----------   -----------    ----------

       Total revenues.................   4,391,824   6,180,252    20,599,541    13,761,787
                                        ---------- -----------   -----------    ----------

COSTS AND EXPENSES:

Cost of sales.........................   1,609,139   3,198,188    15,397,330     7,609,816

Lease expense.........................   2,022,490   1,519,232     3,465,665     3,169,392

Selling, general and
  administrative expenses.............   1,142,767   1,447,287     2,174,674     3,079,988
                                        ---------- -----------   -----------    ----------

       Total costs and expenses.......   4,774,396   6,164,707    21,037,669    13,859,196
                                        ---------- -----------   -----------    ----------

(Loss) income before (benefit)
   provision for income taxes.........   (382,572)      15,545     (438,128)      (97,409)
                                        ---------- -----------   -----------    ----------

(Benefit) provision for income taxes .   (153,029)         742     (175,251)         1,567
                                        ---------- -----------   -----------    ----------

       Net (loss) income .............  $(229,543)    $ 14,803    $(262,877)     $(98,976)
                                        ========== ===========   ===========    ==========

       Basic (loss) income  per
         common share.................     $(0.12)       $0.01       $(0.13)       $(0.05)
                                        ========== ===========   ===========    ==========

       Diluted (loss) income per
         common share.................     $(0.12)       $0.01       $(0.13)       $(0.05)
                                        ========== ===========   ===========    ==========

Shares used in computing net (loss)
  income per share:

       Basic..........................   1,978,500   2,067,397     1,979,213     2,067,397
                                        ========== ===========   ===========    ==========

       Diluted........................   1,978,500   2,198,297     1,979,213     2,067,397
                                        ========== ===========   ===========    ==========

                  See accompanying notes to financial statements.

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                        FOR THE SIX MONTHS ENDED JUNE 30,
                        ---------------------------------

                                    UNAUDITED
                                    ---------


                                                                1998           1999
                                                                ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                           $ (262,877)      $ (98,976)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:


     Deferred income taxes                                     (73,848)             --

     Depreciation and amortization                           2,198,152       2,306,768

     Amortization of discounts on investments                  (26,953)             --

     Changes in operating assets and liabilities:

        Accounts receivable                                      4,707        (622,906)

        Other assets                                           (50,073)        346,586

        Accounts payable                                      (429,320)        138,971

        Accrued expenses                                      (204,555)         15,875
                                                           ------------    -----------

Net cash provided by operating activities                    1,155,233       2,086,318
                                                           ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Accounts payable - leases                                (325,815)       (100,000)

     Purchase of equipment for direct finance leases and    (5,928,241)     (2,554,459)
       sales-type leases

     Termination of direct finance leases                    3,159,587       1,601,234
     Proceeds applied to direct finance leases
       and sales-type leases                                 8,602,308       8,184,590
     Purchase of equipment for operating leases             (5,719,445)       (320,806)
     Termination of operating leases                            57,000          95,885
     Residual value sharing arrangements                       713,587              --
     Payment for acquisitions, net of cash acquired           (231,774)        (64,832)
     Purchases of investments                               (3,084,593)        (17,796)
     Proceeds from sale/maturity of investments              6,636,003              --
                                                           ------------    -----------
Net cash provided by investing activities                    3,878,617       6,823,816
                                                           ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                (15,586)             --
     Proceeds from notes payable                             1,413,587         874,509
     Repayment of notes payable                             (1,336,112)     (1,109,588)
     Increase in non-recourse lease financing               10,492,359       1,981,531
     Termination of non-recourse lease financing            (2,864,076)     (1,138,707)
Repayments and interest amortization applied to
  non-recourse lease financing                             (10,576,788)    (10,040,836)
                                                           ------------    -----------

Net cash used in financing activities                       (2,886,616)     (9,433,091)
                                                           ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2,147,234        (522,957)
                                                           ------------    -----------

CASH AND CASH EQUIVALENTS, beginning of period               2,209,649       1,495,082
                                                           ------------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $4,356,883     $   972,125
                                                           ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes                                 $    45,428     $    59,367
                                                           ===========     ===========
Cash paid for interest                                      $1,334,385      $1,169,113
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

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiaries (the "Company") at June 30, 1999 and its results of operations and cash flows for the three and six months ended June 30, 1998 and 1999, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

     The financial statements for the three and six months ended June 30, 1999 are consolidated to include the results of the Company's two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc. ("DeltaGroup"). All material intercompany balances and transactions have been eliminated.

2.   Business Acquisitions
     ---------------------

     On March 3, 1999, Paratech acquired certain assets of Web Business Systems, Inc., a privately held New York based web hosting and development company, for a total purchase price of $80,000. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair market values at the date of acquisition. The excess of the acquisition costs over the fair value of the identifiable net assets will be amortized on a straight-line basis over 15 years. The results of operations of Web Business Systems, Inc. have been included in the consolidated financial statements commencing with the acquisition date; pro forma information has not been included as it is immaterial.

3.   Segment Information
     -------------------

     The following represents selected financial information for the Company's segments for the three and six months ended June 30, 1998 and 1999:

       THREE MONTHS ENDED
       JUNE 30, 1998            Paramount      Paratech    DeltaGroup       Total
       -------------            ---------      --------    ----------       -----

       Revenues                $2,528,837    $1,112,676    $  750,311    $4,391,824
       Cost of sales and
         lease expense          2,249,203       907,813       474,613     3,631,629
       Net loss                    87,664       128,459        13,420       229,543
       Assets                  48,079,518       942,062       605,809    49,627,389

       THREE MONTHS ENDED
       JUNE 30, 1999                                                       Total
       -------------                                                       -----

       Revenues                $2,051,292    $2,338,613    $1,790,347    $6,180,252
       Cost of sales and
         lease expense          1,620,617     1,771,263     1,325,540     4,717,420
       Net income (loss)          270,793       (76,623)     (179,367)       14,803
       Assets                  30,398,961     3,338,027     2,032,402    35,769,390


       SIX MONTHS ENDED
       JUNE 30, 1998           Paramount      Paratech     DeltaGroup       Total
       -------------           ---------      --------     ----------       -----

       Revenues               $16,843,951    $2,489,899    $1,265,691   $20,599,541
       Cost of sales and
         lease expense         16,017,204     2,058,659       787,132    18,862,995
       Net loss                    15,186       242,009         5,682       262,877
       Assets                  48,079,518       942,062       605,809    49,627,389

       SIX MONTHS ENDED
       JUNE 30, 1999                                                       Total
       -------------                                                       -----
       Revenues                $5,628,287     $4,748,882   $3,384,618   $13,761,787
       Cost of sales and
         lease expense          4,751,681      3,677,996    2,349,531    10,779,208
       Net income (loss)          474,482       (204,881)    (368,577)      (98,976)
       Assets                  30,398,961      3,338,027    2,032,402    35,769,390

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

RECENT DEVELOPMENTS

         Paramount Financial Corporation and subsidiaries ("Paramount" or the "Company") is a comprehensive business solution provider, offering customers a wide range of integrated services, including information technology ("IT") consulting, e-commerce, Internet design, network design and implementation, staffing services and lease financing. The Company includes two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc. ("DeltaGroup").

         The second quarter of 1999 is significant in that the Company has generated a profit and recorded record sales for Paratech and DeltaGroup. The sales growth has been achieved by the Company's continued commitment to its subsidiaries and de-emphasis on its lease portfolio. The Company has made a conscious effort to aggressively expand Paratech's services through acquisitions and start-up divisions and to expand its client base by partnering with hardware and software vendors, as well as expanding its salesforce and aggressively seeking new customers.

         On March 3, 1999, Paratech acquired certain assets of Web Business Systems, Inc., a privately held New York based web hosting and development company, for a total purchase price of $80,000. This acquisition has expanded Paratech's offering of services and transformed Paratech into a complete IT solution provider. Paratech now offers IT consulting, network design and implementation, Internet development and hosting, and accounting and salesforce automation solutions. Paratech intends to be its customer's sole source for all IT matters.

         Paratech has also started an IT temporary and permanent placement division, which will offer its customers long- and short-term temporary IT personnel. This division will also assist customers in their search for permanent IT personnel. This new division has borrowed a great deal of operational and technological knowledge from the DeltaGroup, which has numerous years of experience in this area. The Company believes that this new division opens many new opportunities for Paratech and strengthens the relationships and synergies between the Company's two subsidiaries.

         DeltaGroup continued to expand its operations and penetrate the temporary staffing industry during the three months ended June 30, 1999. The Company believes that its success at attaining increased revenue and market share is directly attributable to the fact that DeltaGroup can consistently match well-trained and professional candidates with customer's orders. DeltaGroup continues to offer temporary and permanent legal support staff and paralegal placements.

         The Company maintains its lease portfolio and continued to selectively engage in leasing transactions during the three months ended June 30, 1999. The Company believes that by acting as an integrated lessor and business solution provider it is well positioned to meet the ever-changing needs of its customers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         For the three months ended June 30, 1999, the Company recorded sales revenue of $6.2 million, a $1.8 million increase over the $4.4 million recorded during the three months ended June 30, 1998. The increase is primarily a result of the Company's emphasis and growth of its two subsidiaries. Paratech's revenue for the three months ended June 30, 1999 increased by 109% to $2.3 million as compared to $1.1 million recorded in 1998. The increase in sales at Paratech is a result of the Company's aggressive sales and marketing focus as well as the growth of its Internet division. DeltaGroup, which was purchased in January 1998, contributed $1.8 million in revenue during the three months ended June 30, 1999, a $1.0 million increase over the $750,000 recorded in 1998. The Company believes that this increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis and the expansion of its customer base.

         As a result of the Company's limited activities with respect to its lease portfolio, certain assets which were recorded as operating leases during the second quarter of 1999, have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. As a result of this activity, the effect of accounting for a lease as a direct finance lease versus an operating lease, net of new leases written in the second quarter, lease revenue and lease expense decreased for the three months ended June 30, 1999 by 23% and 25%, respectively, when compared to the three months ended June 30, 1998. See "Fluctuations in Quarterly Results" and "Lease Accounting."

         During the three months ended June 30, 1999, the Company entered into new lease transactions totaling $957,000 of equipment cost as compared with $1.3 million for the three months ended June 30, 1998. During the quarter ended June 30, 1999, the Company entered into $635,000 of non-recourse lease financing arrangements, as compared with $696,000 for the three months ended June 30, 1998. See "Liquidity and Capital Resources."

         During the three months ended June 30, 1999, the Company generated $239,000 in fee, interest and other income, compared to $239,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions.

         Selling, general and administrative expenses totaled $1.4 million for the three months ended June 30, 1999, representing an increase of 22% over the $1.1 million recorded during the three months ended June 30, 1998. This increase is attributable to the continued growth and acquisitions of Paratech, which contributed $453,000, and DeltaGroup, which contributed $585,000, respectively.

         The tax provision of $1,000 for the three months ended June 30, 1999 reflects the minimum state taxes due. During the three months ended June 30, 1998, the Company recorded a tax benefit of $153,000, reflecting the standard tax rate for federal and state taxes.

         Net income for the three months ended June 30, 1999 was $15,000, after a provision for income taxes of $1,000, as compared with a net loss of $230,000, after a benefit for income taxes of $153,000, for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net loss for the first six months of 1999 was $99,000, after a provision for income taxes of $1,600, as compared with net loss of $263,000, after a benefit for income taxes of $175,000, for the six months ended June 30, 1998.

         For the six months ended June 30, 1999, the Company recorded sales revenue of $13.8 million, a $6.8 million decrease over the $20.6 million recorded during the six months ended June 30, 1998. The decrease was primarily due to the de-emphasis on the Company's leasing segment. In addition, Paratech's sales volume increased by 90.7%, to $4.7 million, and DeltaGroup contributed $3.4 million in revenue.

         As a result of the Company's ongoing marketing efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the second quarter of 1999 have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. As a result of this activity, and the effect of accounting for a lease as a direct finance lease versus an operating lease, lease revenue and lease expense each decreased by 9.0% for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. See "Fluctuations in Quarterly Results" and "Lease Accounting."

         During the six months ended June 30, 1999, the Company entered into new lease transactions totaling $2.9 million of equipment cost as compared with $11.6 million for the six months ended June 30, 1998. Of the total cost of equipment leased during the quarter ended June 30, 1999, $2.6 million were recorded as direct finance leases, and $321,000 was recorded as operating leases, compared to $5.9 million and $5.7 million respectively, for the quarter ended June 30, 1998. During the six months ended June 30, 1999, the Company entered into $2.0 million of non-recourse lease financing arrangements, as compared with $10.5 million for the six months ended June 30, 1998.

         During the six months ended June 30, 1999, the Company generated $458,000 in fee, interest and other income, compared to $460,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions.

         SG&A expenses totaled $3.1 million for the six months ended June 30, 1999, representing an increase of 41.6% over the $2.2 million recorded during the six months ended June 30, 1998. The increase in SG&A is a result of the growth of the Company's two subsidiaries. Paratech contributed $930,000 to SG&A expenses, while DeltaGroup contributed $1.3 million. See "General."

         The tax provision of $1,600 for the six months ended June 30, 1999 reflects the standard rate for federal and state taxes. During the six months ended June 30, 1998, the Company recorded a tax benefit of $175,000, reflecting the same standard tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had $1.6 million in cash and cash equivalents and investments available for sale ($400,000 is restricted, see "Term Loan"). Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Primarily as a result of the continued investment in Paratech and DeltaGroup, its acquisition of Web Business Systems, Inc. and the Company's investment in its portfolio of IT equipment on lease, the Company experienced a reduction in net cash and investments available for sale during the second quarter of 1999.

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

         At June 30, 1999, the Company had three types of credit lines available:

         Term Loan: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. As of June 30, 1999, approximately $333,000 remained outstanding under this loan collateralized by $400,000 in cash maintained in an investment account.

         DeltaGroup Revolving Credit Facility: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable which expired on June 30, 1999. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of June 30, 1999, DeltaGroup had $670,000 outstanding under this line. The Company is presently finalizing negotiations with the financial institution to extend this credit facility.

         Paratech Equipment Acquisition Credit Facility: Paratech has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory. Interest on outstanding borrowings accrues at the prime rate plus 1 1/2 %. Borrowings are limited to 85% of eligible accounts receivable and 99% of eligible inventory. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of June 30, 1999, Paratech had $718,000 outstanding under this line.

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

         The Company has not identified any material potential deficiencies related to Year 2000 in its information technology systems. The Company's has upgraded its business and computing system in 1997 and it is now Year 2000 compliant (according to the Company's software providers). The Company expects to complete remediation, testing and implementation of its internal systems in the third quarter of 1999. In terms of non-information technology systems, the Company will be identifying those material items which may require remediation or replacement. The Company is in the process of addressing those items and expects to complete remediation or replacement and testing of its non-information technology systems in the third quarter of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain third parties. The Company expects to have a better understanding of the Year 2000 readiness of these third parties by the end of the third quarter.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosure about Market Risk", on page 25 of the Company's Annual Report on Form 10-K is incorporated herein by reference. No material changes have occurred from the disclosure in Form 10-K through the six months ended June 30, 1999.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

         Statements contained in this Form 10-Q which are not historical facts are forward-looking statements. The forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the specific factors impacting the Company's business discussed under the captions "Fluctuations in Quarterly Results" and "Lease Accounting," as well as increased competition; the availability of computer equipment; the ability of the Company to expand its operations and attract and retain qualified sales representatives experienced in the purchase, sale and lease of new and used computer equipment; the ability of the Company to attract and retain IT professionals skilled in specific applications; technological obsolescence of the Company's portfolio of computer equipment; competition in the IT consulting sector and general economic conditions.

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

                                     PARAMOUNT FINANCIAL CORPORATION


Date:  August 13, 1999               By: /s/ Glenn Nortman
                                         -----------------------
                                         Glenn Nortman, Chief Executive Officer