Form 10-Q
period 1999-09-30
PARAMOUNT FINANCIAL CORP
filed 1999-11-15
CIK 1000179

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                               -------------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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


               NUMBER OF SHARES OUTSTANDING AT NOVEMBER 12, 1999:

          2,160,004 SHARES OF COMMON STOCK, PAR VALUE $0.04 PER SHARE.


--------------------------------------------------------------------------------

                         PARAMOUNT FINANCIAL CORPORATION

                    INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1999





                                                                    Page No.
                                                                    --------

PARTI - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Consolidated Balance Sheets
              December 31, 1998 and September 30, 1999..........       1

              Consolidated Statements of Operations for
              the Three Months Ended and Nine Months
              Ended September 30, 1998 and 1999.................       2

              Consolidated Statements of Cash Flows for
              the Nine Months Ended September 30, 1998
              and 1999..........................................       3

              Notes to Unaudited Consolidated Financial
              Statements........................................     4-5

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations........................................    6-12

     Item 3 - Quantitative and Qualitative Disclosures About
              Market Risk.......................................      12

PART II - Other Information.....................................      13

SIGNATURES......................................................      14

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                           DECEMBER 31,         SEPTEMBER 30,
                    ASSETS                                    1998                  1999
                    ------                                 ------------         -------------
                                                                                 (UNAUDITED)

Cash and cash equivalents.........................         $ 1,495,082          $   961,788

Investments available for sale....................             613,188              636,265

Accounts receivable...............................           2,632,258            3,041,683

Net investment in direct finance and
  sales-type leases...............................          30,059,378           19,659,791

Assets held under operating leases, net of
  accumulated depreciation........................           7,263,181            4,217,648

Other assets......................................           3,183,523            2,733,953
                                                           -----------          -----------
Total assets......................................         $45,246,610          $31,251,128
                                                           ===========          ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Notes payable.....................................         $ 4,313,189          $ 3,625,695

Accounts payable..................................             942,431              835,514

Accounts payable - leases.........................             100,000                   --

Accrued expenses..................................             658,392              544,115

Obligations for financed equipment-- non-recourse.          33,435,459           20,496,540
                                                           -----------          -----------
Total liabilities.................................          39,449,471           25,501,864
                                                           -----------          -----------
Shareholders' equity:

Preferred stock, $.01 par value; 5,000,000 shares
  authorized, none outstanding ...................                  --                   --

Common stock, $.04 par value; 17,500,000 shares
  authorized, and 2,160,004 shares issued and
  outstanding.....................................              86,400               86,400

Additional paid-in capital........................          14,456,728           14,456,728

Stock subscription receivable.....................            (812,500)            (812,500)

Accumulated deficit...............................          (7,882,884)          (7,930,759)

Treasury stock, 24,500 shares at cost.............             (50,605)             (50,605)
                                                           -----------          -----------
Total shareholders' equity........................           5,797,139            5,749,264
                                                           -----------          -----------
Total liabilities and shareholders' equity........         $45,246,610          $31,251,128
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

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                    UNAUDITED
                                    ---------


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,

                                                 1998         1999          1998         1999
                                                 ----         ----          ----         ----
REVENUES:

Sales....................................    $ 9,568,454  $ 4,543,088  $ 26,062,031  $14,528,622

Lease revenue............................      1,877,703    1,454,581     5,524,102    4,772,927

Fee, interest and other income...........        113,375       63,020       573,000      520,927
                                             -----------  -----------  ------------  -----------
      Total revenues.....................     11,559,532    6,060,689    32,159,133   19,822,476
                                             -----------  -----------  ------------  -----------

COSTS AND EXPENSES:

Cost of sales............................      8,912,328    3,084,966    24,309,658   10,694,782

Lease expense............................      1,844,557    1,465,594     5,310,222    4,634,986

Selling, general and administrative expenses   1,520,687    1,456,036     3,695,361    4,536,024
                                             -----------  -----------  ------------  -----------
      Total costs and expenses...........     12,277,572    6,006,596    33,315,241   19,865,792
                                             -----------  -----------  ------------  -----------
(Loss) income before (benefit) provision for
  income taxes...........................       (718,040)      54,093    (1,156,108)     (43,316)
                                             -----------  -----------  ------------  -----------
(Benefit) provision for income taxes ....       (254,276)       2,992      (429,527)       4,559
                                             -----------  -----------  ------------  -----------
      Net (loss) income .................    $  (463,764) $    51,101  $   (726,581) $   (47,875)
                                             ===========  ===========  ============  ===========
      Basic (loss) income per common share        $(0.23)       $0.02        $(0.37)      $(0.02)
                                             ===========  ===========  ============  ===========
      Diluted (loss) income per common share      $(0.23)       $0.02        $(0.37)      $(0.02)
                                             ===========  ===========  ============  ===========
Shares used in computing net (loss) income
  per share:

      Basic..............................      1,978,500    2,160,004     1,979,213    2,160,004
                                             ===========  ===========  ============  ===========
      Diluted............................      1,978,500    2,345,154     1,979,213    2,160,004
                                             ===========  ===========  ============  ===========

                 See accompanying notes to financial statements.

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                     ---------------------------------------

                                    UNAUDITED
                                    ---------

                                                                            1998          1999
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  (726,581)  $   (47,875)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Deferred income taxes                                                 (484,388)           --
    Depreciation and amortization                                         3,350,501    3,424,251
    Amortization of discounts on investments                               (26,953)           --
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (816,861)     (409,425)
      Other assets                                                        (248,007)      172,178
      Accounts payable                                                    (101,844)     (106,920)
      Accrued expenses                                                      55,426     (114,277)
                                                                       -----------   -----------
Net cash provided by operating activities                                1,001,293     2,917,932
                                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Accounts payable - leases                                                   --      (100,000)
    Purchase of equipment for direct finance leases and sales-type
      leases                                                            (9,411,901)   (3,017,741)
    Termination of direct finance leases                                 3,159,587     1,696,089
    Proceeds applied to direct finance leases and sales-type leases     13,263,485    11,721,242
    Purchase of equipment for operating leases                          (6,930,505)     (325,806)
    Termination of operating leases                                        251,168       289,312
    Residual value sharing arrangements                                  1,885,530            --
    Payment for acquisitions, net of cash acquired                        (777,348)      (64,832)
    Purchases of investments                                            (3,084,593)      (23,077)
    Proceeds from sale/maturity of investments                           6,636,003            --
                                                                       -----------   -----------
Net cash provided by investing activities                                4,991,426    10,175,187
                                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                   6,500            --
    Repurchase of common stock                                             (21,240)           --
    Proceeds from notes payable                                          2,332,552     1,343,693
    Repayment of notes payable                                          (1,077,515)   (2,031,187)
    Decrease in amounts due on purchases of equipment for leases          (649,777)           --
    Increase in non-recourse lease financing                            13,509,866     2,685,256
    Termination of non-recourse lease financing                         (2,864,077)   (1,138,707)
    Repayments and interest amortization applied to non-recourse
      lease financing                                                  (16,257,272)  (14,485,468)
                                                                       -----------   -----------
Net cash used in financing activities                                   (5,020,963)  (13,626,413)
                                                                       -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       971,756      (533,294)
                                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, beginning of period                           2,209,649     1,495,082
                                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                               $ 3,181,405   $   961,788
                                                                       ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes                                             $    19,245   $     9,736
                                                                       ===========   ===========

Cash paid for interest                                                 $ 2,018,903   $ 1,653,140
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

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of Paramount Financial Corporation and subsidiaries (the "Company") at September 30, 1999 and its results of operations and cash flows for the three and nine months ended September 30, 1998 and 1999, respectively, have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's
     Form 10-K for the fiscal year ended December 31, 1998.

     The financial statements for the three and nine months ended September 30, 1999 are consolidated to include the results of the Company's two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc. ("DeltaGroup"). All material intercompany balances and transactions have been eliminated.

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

3.   Segment Information
     -------------------

     The following represents selected financial information for the Company's segments for the three and nine months ended September 30, 1998 and 1999:

     THREE MONTHS ENDED
     SEPTEMBER 30, 1998      Paramount     Paratech    DeltaGroup      Total
     ------------------      ---------     --------    ----------      -----
     Revenues                $9,127,302   $1,002,191  $ 1,430,039   $11,559,532
     Cost of sales and
       lease expense          8,935,239      858,496      963,150    10,756,885
     Net loss                   (96,422)    (175,104)    (192,238)     (463,764)
     Assets                  44,619,206      854,101    2,046,344    47,519,651

     THREE MONTHS ENDED
     SEPTEMBER 30, 1999                                                Total
     ------------------                                                -----
     Revenues                $2,112,534   $1,980,429   $1,967,726    $6,060,689
     Cost of sales and
       lease expense          1,745,121    1,435,410    1,370,029     4,550,560
     Net income (loss)          124,510       67,892     (141,301)       51,101
     Assets                  26,478,321    2,859,973    1,912,834    31,251,128

     NINE MONTHS ENDED
     SEPTEMBER 30, 1998      Paramount     Paratech    DeltaGroup      Total
     ------------------      ---------     --------    ----------      -----
     Revenues               $25,971,313   $3,492,090   $2,695,730   $32,159,133
     Cost of sales and
       lease expense         24,952,443    2,917,155    1,750,282    29,619,880
     Net loss                  (111,548)    (417,113)    (197,920)     (726,581)
     Assets                  44,619,206      854,101    2,046,344    47,519,651

     NINE MONTHS ENDED
     SEPTEMBER 30, 1999                                                Total
     ------------------                                                -----
     Revenues                $7,696,851   $6,729,311   $5,352,344   $19,822,476
     Cost of sales and
       lease expense          6,496,802    5,113,406    3,719,560    15,329,768
     Net income (loss)          598,992     (136,989)    (509,878)      (47,875)
     Assets                  26,478,321    2,859,973    1,912,834    31,251,128


4.   Net Income Per Share
     --------------------

     A reconciliation of shares used in calculating basic and diluted net income per share follows:

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                        -------------------------     ---------------------------
                                           1998           1999           1998            1999
                                        -----------    -----------    -----------     -----------
     Basic                               1,978,500      2,160,004      1,979,213       2,160,004
     Effect of assumed conversion
       of employee stock options                --        185,150             --              --
                                       -----------    -----------    -----------     -----------
     Diluted                             1,978,500      2,345,154      1,979,213       2,160,004
                                       ===========    ===========    ===========     ===========

     Options to purchase 185,150 shares of common stock at exercise prices ranging from $0.44 to $2.50 per share were outstanding during the nine month period ended September 30, 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 68,650 shares of common stock at an exercise price of $0.44 to $2.50 per share were outstanding during the three and nine months ended September 30, 1998, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2009.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


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

     The third quarter of 1999 is significant in that the Company has maintained profitability and achieved record sales levels for Paratech and DeltaGroup. The sales growth has been achieved by the Company's continued commitment to its subsidiaries and de-emphasis on its lease portfolio. The Company has focused its efforts on aggressively expanding Paratech's services through acquisitions and start-up divisions and expanding its client base by partnering with hardware and software vendors, as well as expanding its sales force and aggressively seeking new customers.

     Paratech achieved record sales levels and profits in the third quarter of 1999. The driving force for these sales has been the development and rapid expansion of its Internet division. Paratech has been engaged by established, as well as start-up companies that are looking to capitalize on the e-commerce marketplace. Paratech has developed effective e-commerce solutions for these companies and is now in the process of developing a state-of-the art Internet site for a new customer. The site will feature live video broadcasts and may eventually be linked to a back-office accounting application and a sales force automation tool. The Company believes that a complete state-of-the-art turnkey e-commerce solution is what sets Paratech apart from its competitors in the emerging Internet marketplace.

     The IT temporary and permanent placement division, which was started during the second quarter of 1999, has been well received by Paratech's current customer base. The Company believes that there is an ever-growing need for IT professionals on a temporary and permanent basis. While the revenues generated by the IT placement division are not currently material compared to the overall revenue generated by Paratech, the Company believes that this division will represent a significant amount of revenue in the future. While this is a new division of Paratech, the Company has obtained the operational and technological knowledge for growing this type of business from the DeltaGroup, which has numerous years of expertise in this industry.

     DeltaGroup continued to penetrate the legal temporary staffing industry during the three months ended September 30, 1999. The permanent placement division of the DeltaGroup has increased its revenue from permanent placements by 81% for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998. The Company is considering expanding the division to better meet the opportunities that it is presented. The Company believes that its success at attaining increased revenue and market share is directly attributable to the fact that DeltaGroup can consistently match well-trained and professional candidates with its customers' needs. To ensure that this goal is achieved, the DeltaGroup interviews, tests and verifies the references of every candidate that is presented. Only after passing this extensive process is the candidate accepted as a DeltaGroup employee and matched with customers that are looking for that individual's exact skill set and personality. While this process is extensive, the Company believes that it is the best way to ensure its customers' needs are satisfied.

     The Company maintains its lease portfolio and continued to selectively engage in leasing transactions during the three months ended September 30, 1999. The Company believes that by acting as an integrated lessor and business solution provider it is well positioned to meet the ever-changing needs of its customers.

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

     Marketing efforts may also result in the sale of the leased asset to the customer which will result in an increase in revenue, and also, to the extent the sales proceeds exceed the net book value, net income, in the quarter in which the sale occurs. Any such sale will also result in a reduction of revenue, expense and profit expected in subsequent quarters since the equipment was sold.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     For the three months ended September 30, 1999, the Company recorded sales revenue of $6.0 million, a $5.6 million decrease over the $11.6 million recorded during the three months ended September 30, 1998. The decrease was primarily due to the de-emphasis on the Company's leasing segment. The Company is focusing on the growth of its two subsidiaries, Paratech and DeltaGroup. Paratech's revenue for the three months ended September 30, 1999 increased by 100% to $2.0 million as compared to $1.0 million recorded in 1998. The increase in sales at Paratech is a result of the Company's aggressive sales and marketing focus as well as the growth of its Internet division. DeltaGroup, which was purchased in January 1998, contributed $2.0 million in revenue during the three months ended September 30, 1999, a 43% increase over the $1.4 million recorded in 1998. The Company believes that this increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis and the expansion of its customer base.

     As a result of the Company's limited activities with respect to its lease portfolio, certain assets which were recorded as operating leases during the second quarter of 1999 have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. Accounting for a lease as a direct finance lease versus an operating lease resulted in a decrease in lease revenue and lease expense for the three months ended September 30, 1999 by 23% and 21%, respectively, when compared to the three months ended September 30, 1998. See "Fluctuations in Quarterly Results" and "Lease Accounting."

     During the three months ended September 30, 1999, the Company entered into new lease transactions totaling $468,000 of equipment cost as compared with $4.7 million for the three months ended September 30, 1998. During the quarter ended September 30, 1999, the Company entered into $704,000 of non-recourse lease financing arrangements, as compared with $3.0 million for the three months ended September 30, 1998. See "Liquidity and Capital Resources."

     During the three months ended September 30, 1999, the Company generated $63,000 in fee, interest and other income, compared to $113,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions.

     Selling, general and administrative ("SG&A") expenses totaled $1.5 million for the three months ended September 30, 1999, representing a decrease of 4% over the $1.5 million recorded during the three months ended September 30, 1998. The decrease was primarily due to the restructuring of senior management compensation. Paratech and DeltaGroup contributed $315,000 and $684,000, respectively, for the three months ended September 30, 1999 as compared to $330,000 and $658,000, respectively, for the three months ended September 30, 1998.

     The tax provision of $3,000 for the three months ended September 30, 1999 reflects the standard tax rate for federal and state taxes after utilization of the net operating loss carryforward. During the three months ended September 30, 1998, the Company recorded a tax benefit of $254,000, reflecting the same standard tax rate.

     Net income for the three months ended September 30, 1999 was $51,000, after a provision for income taxes of $3,000, as compared with a net loss of $464,000, after a benefit for income taxes of $254,000, for the three months ended September 30, 1998.

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     For the nine months ended September 30, 1999, the Company recorded sales revenue of $19.8 million, a $12.4 million decrease over the $32.2 million recorded during the nine months ended September 30, 1998. The decrease was primarily due to the de-emphasis on the Company's leasing segment. Paratech's sales volume increased by 93%, to $6.7 million, such increase being a result of the Company's aggressive sales and marketing focus as well as the growth of its Internet division. DeltaGroup revenue increased by 99% to $5.3 million. The Company believes that this increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis and the expansion of its customer base.

     As a result of the Company's ongoing marketing efforts with respect to its lease portfolio, certain assets which were recorded as operating leases during the nine months ended September 30, 1999 have been upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales type lease. As a result of this activity, and the effect of accounting for a lease as a direct finance lease versus an operating lease, lease revenue and lease expense decreased by 14% and 13%, respectively, for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. See "Fluctuations in Quarterly Results" and "Lease Accounting."

     During the nine months ended September 30, 1999, the Company entered into new lease transactions totaling $3.3 million of equipment cost as compared with $16.3 million for the nine months ended September 30, 1998. Of the total cost of equipment leased during the nine months ended September 30, 1999, $3.0 million were recorded as direct finance leases and $326,000 was recorded as operating leases, compared to $9.4 million and $6.9 million respectively, for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company entered into $2.7 million of non-recourse lease financing arrangements, as compared with $13.5 million for the nine months ended
September 30, 1998.

     During the nine months ended September 30, 1999, the Company generated $521,000 in fee, interest and other income, compared to $573,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions.

        SG&A expenses totaled $4.5 million for the nine months ended
September 30, 1999, representing an increase of 22% over the $3.7 million recorded during the nine months ended September 30, 1998. The increase in SG&A is a result of the growth of the Company's two subsidiaries, Paratech and DeltaGroup, which contributed $1.2 million and $2.0 million, respectively, for the nine months ended September 30, 1999 and $1.0 million and $1.1 million, respectively, for the nine months ended September 30, 1998.

     The tax provision of $5,000 for the nine months ended September 30, 1999 reflects the standard rate for federal and state taxes after utilization of the net operating loss carryforward. During the nine months ended September 30, 1998, the Company recorded a tax benefit of $430,000, reflecting the same standard tax rate.

     Net loss for the first nine months of 1999 was $48,000, after a provision for income taxes of $5,000, as compared with net loss of $727,000, after a benefit for income taxes of $430,000, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had $1.6 million in cash and cash equivalents and investments available for sale ($500,000 is restricted, see "Term Loan"). Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Primarily as a result of the continued investment in Paratech and DeltaGroup, its acquisition of Web Business Systems, Inc. and the Company's investment in its portfolio of IT equipment on lease, the Company experienced a reduction in net cash and investments available for sale during the nine months ended September 30, 1999.

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

     At September 30, 1999, the Company had three types of credit lines available:

     Term Loan: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 under this term loan. Interest payments are being made on this additional borrowing and the Company is undergoing negotiations with the bank to establish repayment terms. As of September 30, 1999, approximately $507,000 remained outstanding under this loan collateralized by $500,000 in cash maintained in an investment account.

     DeltaGroup Revolving Credit Facility: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable which will expired on June 30, 2000. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of September 30, 1999, DeltaGroup had $750,000 outstanding under this line.

     Paratech Equipment Acquisition Credit Facility: Paratech has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory. Interest on outstanding borrowings accrues at the prime rate plus 1 1/2 %. Borrowings are limited to 85% of eligible accounts receivable and 99% of eligible inventory, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of September 30, 1999, Paratech had $322,000 outstanding under this line.

     The Company believes that cash generated from operations, amounts available under its credit facilities, and/or other third party financing will be sufficient to fund necessary capital expenditures and to provide adequate working capital for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations, or that if required, such financing will be available on commercially reasonable terms. In addition, the Company may require additional financing after such date to fund its operations.

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

     The Company has not identified any material potential deficiencies related to Year 2000 in its information technology systems. The Company upgraded its business and computing system in 1997 and is now Year 2000 compliant (according to the Company's software providers). The Company expects to complete remediation, testing and implementation of its internal systems in the fourth quarter of 1999. In terms of non-information technology systems, the Company will be identifying those material items which may require remediation or replacement. The Company is in the process of addressing those items and expects to complete remediation or replacement and testing of its non-information technology systems in the fourth quarter of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain third parties. The Company expects to have a better understanding of the Year 2000 readiness of these third parties by the end of the fourth quarter.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     "Quantitative and Qualitative Disclosure About Market Risk", on page 25 of the Company's Annual Report on Form 10-K is incorporated herein by reference. No material changes have occurred from the disclosure in Form 10-K through the nine months ended September 30, 1999.

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

                                      PARAMOUNT FINANCIAL CORPORATION


Date:  November 12, 1999              By:    /s/ Glenn Nortman
                                         -----------------------------------
                                         Glenn Nortman, Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------


           Exhibit    Description
           -------    -----------

              27      Financial Data Schedule.