Form 10-K/A
period 1998-12-31
5B TECHNOLOGIES CORP
filed 2000-03-03
CIK 1000179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or the transition period from _______ to _______

                         Commission File Number 0-27190

                           5B TECHNOLOGIES CORPORATION
                   (formerly Paramount Financial Corporation)
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                      11-3529387
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

                  Yes X                     No__

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on February 25, 2000 was approximately $16,425,842 based on the closing sales price of such stock on such date, as reported by the Nasdaq SmallCap Market.

         The number of shares outstanding of the Registrant's Common Stock, as of February 25, 2000 was: 2,160,004 shares of Common Stock, $0.04 par value.

              --------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Explanatory Note:

5B Technologies Corporation (formerly Paramount Financial Corporation), pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-K/A, Amendment No. 2, its Consolidated Financial Statements for the year ended December 31, 1998, in order to correct a typographical error contained in Note 1 to the Consolidated Financial Statements. Specifically, the fifth sentence of the second paragraph of Note 1 to the Consolidated Financial Statements should read as follows:

        "Four class A warrants entitle the holder to purchase one share of common stock at $16.00 per share (after giving effect to a one-for-four reverse stock split of the common stock effected May 19, 1998 (see Note 9) and subject to adjustment for anti-dilution) during the four year period commencing one year from the Effective Date."

The foregoing correction to Note 1 to the Consolidated Financial Statements does not have any impact on reported earnings or earnings per share for any periods presented.

                 PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


                                                                            Page

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998                 F-3

Consolidated Statements of Operations for each of the three years ended
         December 31, 1998                                                   F-4

Consolidated Statements of Shareholders' Equity for each of the three
         years in the period ended December 31, 1998                         F-5

Consolidated Statements of Cash Flows for each of the three years
         in the period ended December 31, 1998                               F-6

Notes to Consolidated Financial Statement                             F-7 - F-24









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




                                                             ARTHUR ANDERSEN LLP

Melville, New York
March 12, 1999

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                               December 31,
                                                        ------------------------
                  ASSETS                                   1997         1998
                  ------                                   ----         ----


Cash and cash equivalents                               $2,209,649   $1,495,082
Investments available for sale                           3,524,456      613,188
Accounts receivable, net                                 1,138,479    2,632,258
Net investment in direct finance and sales-type leases 39,941,764 30,059,378 Assets held under operating leases, net of accumulated
 depreciation                                            5,459,895    7,263,181
Other assets                                               788,218    3,183,523
                                                       -----------  -----------
                  Total assets                         $53,062,461  $45,246,610
                                                       ===========  ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Notes payable                                        $2,656,365   $4,313,189
   Accounts payable                                      1,307,496      942,431
   Accounts payable - leases                               708,568      100,000
   Accrued expenses                                        383,097      658,392
   Obligations for financed equipment - non-recourse    40,287,404   33,435,459
   Deferred income taxes                                    73,848            -
                                                        ----------   ----------
                  Total liabilities                     45,416,778   39,449,471
                                                        -----------  ----------
COMMITMENTS (Note 14)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, none outstanding outstanding                    -            -
   Common stock, $.04 par value; 17,500,000 shares
     authorized, 1,997,500 and 2,160,000 shares issued
     and outstanding, respectively                          79,900       86,400
   Additional paid-in capital                           13,644,228   14,456,728
   Stock subscription receivable                                 -     (812,500)
   Accumulated deficit                                  (6,049,080)  (7,882,884)
   Treasury stock, 12,500 and 24,500 shares,
     respectively                                          (29,365)     (50,605)
                                                       -----------   ----------
       Total shareholders' equity                        7,645,683    5,797,139
                                                       -----------   ----------
       Total liabilities and shareholders' equity      $53,062,461  $45,246,610
                                                       ===========  ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                     Years Ended December 31,
      --------------------- ---------------------- -----------------------------
                                               1996        1997         1998
                                               ----        ----         ----
REVENUES:
  Sales and Service                       $27,159,894  $21,405,788  $30,391,446
  Lease revenue                             3,680,924    9,829,991    7,478,750
  Fee, interest and other income              511,698    1,159,062      615,295
                                          -----------  -----------  -----------
              Total revenues               31,352,516   32,394,841   38,485,491
                                          -----------  -----------  -----------

COSTS AND EXPENSES:
  Cost of sales                            25,785,022   19,933,213   28,157,266
  Lease expense                             3,419,600    9,499,365    7,172,273
  Selling, general and administrative
    expenses                                2,447,884    3,746,712    4,947,718
  Interest expense                              6,209           --       51,324
                                          -----------  -----------  -----------

    Total costs and expenses               31,658,715   33,179,290   40,328,581
                                          -----------  -----------  -----------

    Loss before provision for (benefit
      from) income taxes                     (306,199)    (784,449)  (1,843,090)

  Provision For (Benefit From) Income
      Taxes                                   498,212     (288,111)      (9,286)
                                          -----------  -----------  -----------
    Net loss                                $(804,411)   $(496,338) $(1,833,804)
                                          ===========  ===========  ===========

Basic loss per common share                    $(0.41)      $(0.25)      $(0.89)
                                          ===========  ===========  ===========
Diluted loss per common share                  $(0.41)      $(0.25)      $(0.89)
                                          ===========  ===========  ===========

Shares used in computing net loss per share:
     Basic                                  1,954,493    1,991,117    2,067,842
                                          ===========  ===========  ===========
     Diluted                                1,954,493    1,991,117    2,067,842
                                          ===========  ===========  ===========


 The accompanying notes are an integral part of these consolidated statements.

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------




                                                                       Paid-In   Subscription  Accumulated   Treasury
                                                  Common Stock         Capital    Receivable      Deficit      Stock        Total
                                            -----------------------  -----------  -----------  -----------  -----------  -----------
                                                Shares       Amount
BALANCE, December 31, 1995                    3,500,000     $35,000   $5,282,049   $    -      $(4,748,331)          -   $  568,718

Issuance of common stock in the initial       2,990,000      29,900    8,377,179            -            -           -    8,407,079
  public offering, net of offering costs of
  approximately $2,057,921
Issuance of common stock to bridge lenders    1,500,000      15,000      (15,000)           -            -           -            -
Current year net loss                                 -           -            -            -     (804,411)          -     (804,411)
                                            -----------  ----------  -----------  -----------  -----------   ---------  -----------

BALANCE, December 31, 1996                    7,990,000      79,900   13,644,228            -   (5,552,742)          -    8,171,386
Purchase of treasury stock                            -           -            -            -            -     (29,365)     (29,365)
Current year net loss                                 -           -            -            -     (496,338)          -     (496,338)
                                            ----------- -----------  -----------  -----------  -----------   ---------  -----------
BALANCE, December 31, 1997                    7,990,000      79,900   13,644,228            -   (6,049,080)    (29,365)   7,645,683

  One-for-four reverse stock split           (5,992,500)          -            -            -            -           -            -
  Issuances of common stock                     162,500       6,500      812,500     (812,500)           -           -        6,500
  Purchase of treasury stock                          -           -            -            -            -     (21,240)     (21,240)
  Current year net loss                               -           -            -            -   (1,833,804)          -   (1,833,804)
                                            ----------- -----------  -----------  -----------  -----------  ----------  -----------
BALANCE, December 31, 1998                    2,160,000     $86,400  $14,456,728    $(812,500) $(7,882,884)   $(50,605)  $5,797,139
                                            ==========  ===========  ===========  ===========  ===========  ==========  ===========

  The accompanying notes arean integral part of these consolidated statements.

                PARAMOUNT FINANCIAL CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                 Years Ended December 31,
                                           -------------------------------------
                                               1996         1997       1998
                                               ----         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $(804,411)   $(496,338) $(1,833,804)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Deferred income taxes                       425,662     (351,814)     (73,848)
  Depreciation and amortization             2,037,472    6,721,854    5,558,520
  Amortization of discounts on investments   (162,296)    (205,082)     (26,953)
  Amortization of unearned operating lease
   revenue from sublease transactions         (19,928)           -            -
  Amortization of prepaid operating lease
   expense from sublease transactions          25,067            -            -

Changes in operating assets and liabilities:
  Accounts receivable                      (2,153,219)   1,121,534   (1,493,779)
  Other assets                                279,659     (396,901)  (1,556,671)
  Accounts payable                            642,602      245,270     (365,065)
  Accrued expenses                           (105,576)     194,928      275,295
                                             --------   ----------  -----------
Net cash provided by operating activities     165,032    6,833,451      483,695
                                             --------   ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Accounts payable - leases                18,107,528  (17,525,950)    (608,568)
  Purchase of equipment for direct finance
   leases and sales-type leases           (21,773,460) (38,158,975) (11,787,818)
  Termination of direct finance leases      1,591,822    4,499,046    3,159,587
  Proceeds applied to direct finance
   leases and sales-type leases             5,685,159   12,327,521   18,159,432
  Purchase of equipment for operating
   leases                                 (31,913,845)    (346,733)  (8,178,032)
  Termination of operating leases          12,749,549    6,972,505      481,980
  Residual value sharing arrangements               -    4,628,698      856,969
  Payments for acquisitions, net of
   cash acquired                                    -            -   (1,010,172)
  Purchases of investments                (19,495,594) (14,187,250)  (3,697,782)
  Proceeds from sale/maturity of
   investments                             16,494,049   14,031,717    6,636,003
                                           ----------  -----------  -----------
Net cash (used in) provided by
  investing activities                    (18,554,792) (27,759,421)   4,011,599
                                          -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock        8,407,079            -        6,500
  Repurchase of common stock                        -      (29,365)     (21,240)
  Proceeds from notes payable                       -    3,894,286    5,183,606
  Repayment of notes payable               (1,593,313)  (1,256,305)  (3,526,782)
  Increase in non-recourse lease financing 31,559,769   38,818,439   19,139,928
  Termination of non-recourse lease
   financing                               (9,978,194)  (3,463,973)  (2,864,077)
  Repayments and interest amortization
   applied to non-recourse lease financing (7,458,283) (18,528,237) (23,127,796)
                                           ----------  -----------  -----------
Net cash provided by (used in) financing
  activities                               20,937,058   19,434,845   (5,209,861)
                                           ----------  -----------  -----------
Net increase (decrease) in cash and cash
  equivalents                               2,547,298   (1,491,125)    (714,567)

CASH AND CASH EQUIVALENTS, beginning
  of period                                 1,153,476    3,700,774    2,209,649
                                           ----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period  $ 3,700,774  $ 2,209,649  $ 1,495,082
                                          ===========  ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes              $    24,437  $    48,574  $    87,232
                                          ===========  ===========  ===========
  Cash paid for interest                  $ 1,358,539  $ 2,936,823  $ 2,714,790
                                          ===========  ===========  ===========

DETAILS OF ACQUISITIONS:
  Fair value of assets acquired           $         -  $         -  $ 2,365,376
  Liabilities assumed                               -            -   (2,570,194)
  Notes issued                                      -            -     (262,500)
  Purchase price in excess of net
   assets acquired                                  -            -    1,477,490
                                          -----------   ----------  -----------
   Cash paid for acquisitions             $         -  $         -  $ 1,010,172
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

On January 22, 1996 ("Effective Date"), the Company consummated an initial public offering of its securities. In connection with the offering, the Company issued a total of 1,495,000 units inclusive of the underwriter's over-allotment option which was exercised in full, at a price of $7.00 per unit. Each unit sold in the offering consisted of two shares of common stock and two redeemable class A warrants. The common stock and class A warrants were detachable and trade separately. The class A warrants are exercisable commencing one year from the Effective Date. Four class A warrants entitle the holder to purchase one share of common stock at $16.00 per share (after giving effect to a one-for-four reverse stock split of the common stock effected May 19, 1998 (see Note 9) and subject to adjustment for anti-dilution) during the four year period commencing one year from the Effective Date. The class A warrants are redeemable by the Company for $0.05 per warrant, in the event that the closing bid price of the Company's common stock exceeds $36.00 per share (after giving effect to the one-for-four reverse stock split) for twenty consecutive trading days ending within ten days of the notice of redemption. With the prior written consent of the underwriter, upon thirty days written notice to all holders of the class A warrants, the Company shall have the right to reduce the exercise price and/or extend the term of the class A warrants. None of the class A warrants issued in connection with the initial public offering have been exercised to date. Net proceeds of the offering totaled approximately $8,400,000, after deducting underwriting discount and commissions, underwriter's non-accountable expense allowance and other offering expenses.

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

Principles of Consolidation

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

Deltaforce Personnel Services, Inc.

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

RBW Staffing Resources, Inc.

On July 28, 1998, Deltaforce, a wholly owned subsidiary of the Company, acquired certain assets from RBW Staffing Resources, Inc. (d/b/a WordSmiths) ("WordSmiths"), a privately held New York City-based staffing company, for approximately $440,000, which included $100,000 of notes payable. The acquisition was accounted for as a purchase and accordingly the operating results of WordSmiths have been included in the Company's consolidated financial statements since the date of the acquisition. The excess of the aggregate purchase price over the net assets acquired, of approximately $440,000, is being amortized over 15 years. In connection with this acquisition, Deltaforce entered into non-compete agreements with two key executives of WordSmiths for an aggregate consideration of $460,000, $60,000 of which was paid at closing with $150,000 due on July 28, 1999 and $250,000 due on July 28, 2000. Such
non-compete agreements are included in other assets and are being amortized over the term of the agreement of 5 years. In addition, simultaneous with the closing of the transaction, the Company entered into an employment agreement with the former shareholder of WordSmiths (the "Shareholder"). Under the terms of this agreement, the Company sold 162,500 shares of newly issued $.04 par value common stock to the Shareholder as follows: (1) 81,250 shares at $4.00 per share, and
(2) 81,250 shares at $6.00 per share. The Shareholder paid for the stock with cash equal to the par value of the shares issued ($6,500) and by the issuance of two non-recourse secured promissory notes and stock pledge agreements restricting the issuance of the stock until the notes are paid in full. The notes mature on July 27, 2000 and July 27, 2001, respectively (Note 7). The operations of WordSmiths were merged into Deltaforce to create The DeltaGroup.

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

4.       DIRECT FINANCE AND SALES-TYPE LEASES:

The net investment in direct finance and sales-type leases at December 31, 1997 and 1998 was comprised of the following:

                                                            1997         1998
                                                            ----         ----

Total minimum lease payments receivable                 $39,434,601  $30,895,900
Estimated residual value of equipment                     3,777,595    1,727,787
                                                        -----------  -----------
                                                         43,212,196   32,623,687

Less: unearned income                                     3,270,432    2,564,309
                                                        -----------  -----------
Net investment in direct finance and sales-type leases  $39,941,764  $30,059,378

5.       FUTURE MINIMUM LEASE PAYMENTS:

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

8.       INCOME TAXES:

The provision for (benefit from) income taxes is comprised of the following:

                                                  Years Ended December 31,
                                            ------------------------------------
                                             1996           1997          1998
                                             ----           ----          ----
   Current:
         Federal                            $    --      $     --       $     --
         State                               72,550        63,703         43,328
                                            -------      --------       --------
                                             72,550        63,703         43,328
                                            -------      --------       --------
   Deferred:
         Federal                            (82,583)     (251,928)     (532,055)
                                            -------      --------       --------
         State                              (12,145)      (99,886)      (82,362)
                                            -------      --------       --------
                                            (94,728)     (351,814)     (614,417)
                                            -------      --------       --------
   Valuation allowance                       90,000            --       561,803
                                   ==        -------      --------      --------
   Termination of Subchapter "S" election   430,390            --             --
                                            --------      --------      --------
                  Total                    $498,212      $(288,111)     $(9,286)
                                           ========      =========     =========

Significant components of deferred income tax assets and (liabilities) are as follows:

                                                         1997          1998
                                                         ----          ----

  Depreciation                                         $263,757     $655,323
  Lease transactions treated differently for tax
   and financial reporting purposes                    (803,095)    (726,226)
  Net operating loss carry forward                      471,698      600,320
  Other                                                  83,792      122,386
  Valuation allowance                                   (90,000)    (651,803)
                                                       --------    ---------

Net deferred income tax (liability)                   $ (73,848)   $      --
                                                      =========    =========

The following reconciliation presents the principal reasons for the difference between income taxes calculated at the United States federal statutory income tax rate (34%) and the provision for (benefit from) income taxes:

                                                   Years Ended December 31,
                                              ----------------------------------

                                                 1996       1997         1998
                                                 ----       ----         ----

Federal income tax benefit at U.S statutory
  rate                                        $(104,108)  $(266,713)  $(626,651)
Subchapter "C" impact of SFAS 109               430,390           -           -
Change in valuation allowance                    90,000           -     561,803
State taxes, net of federal benefit              36,583      39,547      43,328
All other, net                                   45,347     (60,945)     12,234
                                              ---------   ---------  ----------

Provision for (benefit from) income taxes      $498,212   $(288,111) $   (9,286)
                                               ========   =========  ===========

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

Employee Stock Option Plan

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

The following table reflects activity under the Stock Option Plan for the years ended December 31, 1997 and 1998 :

                                                                     Weighted
                                                                      Average
                                  Shares        Exercise Price    Exercise Price
Outstanding, December 31, 1996          -                    -        $    -
Granted                            52,500       $0.59 -- $2.38          1.81
Canceled                          (11,250)       0.59 --  1.76          1.11
                                 --------

Outstanding, December 31, 1997     41,250        1.50 --  2.38          2.00
                                 --------       --------------        ------
Granted                           150,000        0.44 --  2.50          1.02
Canceled                           (5,250)       0.44 --  1.50           .99
                                 --------       --------------        ------

Outstanding, December 31, 1998    186,000       $0.44 -- $2.38         $1.24
                                 ========       ==============        ======

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

The Company accounts for these plans under APB Opinion No. 25, under which no compensation has been recorded. Had compensation cost for the plan been determined in accordance with SFAS 123, the Company's net loss and basic loss per common share would have been decreased to the following pro forma amounts:

                                                     1997           1998
                                                     ----           ----

    Net Loss                     As Reported       $496,338      $1,833,804
                                 Pro Forma          518,148       1,849,110

   Basic loss per common share   As Reported           $.25            $.89
                                 Pro Forma             $.26            $.89

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

The pro form effects of applying SFAS 123 are not indicative of future amounts because stock option awards are anticipated in future years.

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

                       Paramount     Paratech    DeltaGroup    Total
                       ---------     --------    ----------    -----
    1996
    ----

    Revenues           $31,195,984   $156,532    $       --    $31,352,516
    Cost of sales       25,643,426     141,596           --     25,785,022
    Net loss              (783,271)    (21,140)          --       (804,411)
    Assets              51,181,503     380,017           --     51,561,520

    1997
    ----
    Revenues            28,620,168    3,774,673          --    32,394,841
    Cost of Sales       16,871,078    3,062,135                19,933,213
    Net income (loss)      231,251     (727,589)         --      (496,338)
    Assets              51,956,164    1,106,297          --    53,062,461

    1998                                                       Total
    ----                                                       -----
    Revenues            29,090,851    5,411,945   3,982,695    38,485,491
    Cost of sales       20,536,854    4,453,016   3,167,396    28,157,266
    Net loss              (784,797)    (545,290)   (503,717)   (1,833,804)
    Assets              40,559,376    2,581,710   2,105,524    45,246,610

13.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT:

For the years ended December 31, 1996, 1997 and 1998, the following customers represented in excess of 10% of total revenues for the respective years:

      Customer           1996                1997               1998
      --------           ----                ----               ----

      A                  40%                 -                  -
      B                  25%                 -                  -
      C                  -                   47%                -
      D                  -                   14%                51%
      E                  -                   -                  11%


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

Operating Leases

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

                                   SIGNATURES

         Pursuant to the requirements of Section 23 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PARAMOUNT FINANCIAL CORPORATION


Dated:  February 29, 2000                     By: /s/
                                                  Glenn Nortman,
                                                  Chief Executive Officer