Form 10-K405
period 1999-12-31
5B TECHNOLOGIES CORP
filed 2000-03-22
CIK 1000179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                 --------------
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Yes |X|                     No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on March 15, 2000 was approximately $18,542,000 based on the closing sales price of such stock on such date, as reported by the Nasdaq SmallCap Market.

      The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2000 was: 2,135,500 shares of Common Stock, $0.04 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant's Definitive Proxy Statement relating to the Registrant's 2000 Annual Meeting of Stockholders, to be filed by the Registrant with the Securities and Exchange Commission on or before April 30, 2000, is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1  -  BUSINESS

      5B Technologies Corporation (formerly Paramount Financial Corporation) and subsidiaries ("5B" or the "Company") is a comprehensive business solution provider, offering customers a wide range of integrated services, including Internet solutions, information technology ("IT") consulting, systems integration, staffing services and lease financing. The Company includes three wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech"), Deltaforce Personnel Services, Inc. ("Deltaforce") and Paramount Operations Inc. ("Paramount").

      On February 14, 2000, the Company completed a corporate structure reorganization under Delaware law. As a result of the reorganization, 5B Technologies Corporation became the new public parent holding company for the three subsidiaries. The new corporate name and structure reflect the Company's change, in 1999, of its business focus to its systems integration and consulting, website development and Internet consulting, and temporary staffing businesses, and its de-emphasizing of the equipment leasing business.

      The evolution of 5B from a technology equipment leasing and trading company to a full service Internet and IT business solution provider began in 1996. During the first quarter of that year, in response to the Company's need to provide its customers with more-value added services, the Company created a new wholly owned subsidiary, Paratech Resources, Inc. Paratech began offering customers full IT service solutions, including hardware, software, system design, systems integration and other value-added support services.

      In order to further enhance and expand its system integration services and solutions business, Paratech acquired Comptech Resources, Inc. ("Comptech") in October 1998. Comptech was a systems consulting, software application, Year 2000 compliance and Internet design and development firm. The acquisition of Comptech brought to the Company a specialization in client-server accounting, sales-force automation, web development and e-commerce solutions.

      To expand its Internet solutions business and to add the ability to host clients, Paratech acquired, in March 1999, certain assets of Web Business Systems Inc. ("Web"), a small New York based web hosting and development company. The acquisitions of Comptech and Web have enabled the Company to offer a full complement of state-of-the-art Internet and IT solutions.

      The Company's strategic diversification and expansion strategy also resulted in two other acquisitions during 1998. In January 1998, the Company completed the acquisition of Deltaforce Personnel Services, Inc., a privately held New York City based staffing company specializing in legal support staffing ("Deltaforce"). This acquisition further enhanced the Company's product offerings by including staffing services to its expanding list of integrated services. The Deltaforce acquisition was followed in August 1998 by the acquisition of RBW Staffing Services, Inc. (d/b/a Wordsmiths) ("Wordsmiths"), a New York City based staffing company also specializing in legal support staffing. Following this second acquisition, the Company merged the operations of Wordsmiths into Deltaforce to form "The DeltaGroup." As a result of the Deltaforce and Wordsmiths acquisitions, the Company became able to offer not only temporary legal support staffing, but also temporary and permanent IT placements.

      Throughout this period of strategic expansion and diversification, the Company maintained its lease portfolio and in 1999 selectively engaged in new lease transactions. The leasing operations of the Company are conducted by Paramount Operations Inc.

INTERNET SOLUTIONS BUSINESS

Industry Background

Growth of the Internet

      The Internet has experienced rapid growth in recent years. According to International Data Corporation, a leading research firm, the number of Internet users was 196 million worldwide at the end of 1999 and will continue to grow to 502 million by the end of 2003. The broad acceptance of the Internet has resulted in the creation of Intranets and Extranets, which allow a company and its customers, employees and suppliers to communicate in new and different ways. Intranets are secure web sites accessible only within a given company and Extranets are Intranets which are also accessible to select outsiders.

Growth of E-Commerce

      Much of the growth of the Internet has been driven by corporate recognition that the Internet can be used to achieve competitive advantage. The growth in the use of the Internet and the expansion of uses for the Internet have led to the creation of numerous start-up companies that seek to take advantage of new market opportunities including the sale and delivery of goods and services via the Internet. International Data Corporation expects dramatic growth in total world e-commerce transaction volume, predicting an increase to $2.8 trillion in 2003.

Market for Internet Services

      The development and implementation of Internet solutions requires the successful integration of creative design and systems engineering skills. Historically, these areas have not existed within most companies. Accordingly, many businesses have chosen to outsource a significant portion of the development, design and maintenance of their web sites, Intranets, Extranets and e-commerce applications to independent service providers who can capitalize on their creative and technical expertise. Such outsourcing needs have generated worldwide demand for Internet professional services, which International Data Corporation estimates will grow from $8 billion in 1998 to $79 billion in 2003. The Company believes that the rapidly growing demand for Internet solutions has created significant opportunities for strategic Internet service providers such as Paratech.

Operations

      Paratech provides comprehensive Internet-based solutions to small and medium size companies, primarily in the New York Metropolitan area. For the year ended December 31, 1999, the Internet solutions business generated $2.0 million in revenue from eight projects and its web hosting services. While the Internet division generated only 21% of Paratech's total revenue for 1999, the Company believes that this percentage can increase in future years if the Company can successfully grow this business to address the rapid growth in the Internet discussed above.

      Paratech helps businesses identify how the Internet can be used to their competitive advantage and uses its expertise in creative design and systems engineering to develop and deploy advanced Internet applications and solutions. Our service offerings include:

          o   Web site design and development
          o   Customized web hosting
          o   Internet strategy consulting
          o   E-commerce strategy and applications
          o   Digital media solutions

      Paratech uses its engineering capabilities to deliver complex Internet-based business solutions. Its engineers provide application development and systems integration services by employing proven Internet technologies such as Java, Perl, Cold Fusion, CGI, C and C++. Additionally, the Company has customized modular software applications that can be re-used for more than one client or for more than one engagement. This library of re-usable applications continues to grow as projects are completed. To support our growing technology development capability, the Company has increased its Internet solutions business's engineering staff by 150% through the addition of new highly-skilled personnel. Paratech also established strategic affiliations with leading technology vendors, such as Microsoft, Intershop, Cisco, Computer Associates and UUNET. These affiliations typically allow us early access to training, product support and technology developed by these companies.

      Typical Paratech engagements include (1) the strategic application of E-commerce solutions to enhance existing business processes, (2) the identification of new business opportunities created by the Internet, (3) the use of creative design and marketing to acquire, cross-sell and retain customers on-line, and (4) the integration of web-based applications to our clients' existing systems. In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. Paratech generally bills its clients on a fixed price basis, however some engagements may be on a time-and-material basis. Additionally, as part of our fee arrangement, Paratech may receive a small percentage of the revenues to be generated by the web site for a specified period of time or equity in the client company.

      The Company's Internet solution process consists of four phases:

            1. Strategy Consulting. Paratech works closely with the client to conduct a thorough study of its strategic market position, business requirements and existing systems to determine the ways in which Internet solutions can improve the client's business. The Company then delivers its recommendations taking into account the client's budget, timeline and available resources.

            2. Design. After the strategic groundwork has been formulated, the Company translates the client's strategic requirements into a system design architecture, a blueprint that defines the roles the system will perform to meet these requirements.

            3. Technology Development. In the development phase, Paratech builds a testable version of the client's solution based on the blueprint provided in the design phase. Paratech designs, codes, integrates and tests all necessary programs and components.

            4. Implementation Phase. In this phase, Paratech tests the solution created in the development phase and prepares it to be deployed into a full production system. Paratech delivers the system to the client, installs it, converts and initializes all necessary data, performs acceptance testing and places the system into operation. Paratech also integrates any necessary Intranet solutions to ensure that each client's critical applications are secure and seamless.

Competition

      Although the market for Internet solutions is relatively new, it is already highly competitive. We believe that competition will intensify and increase in the future. The market is rapidly evolving and is subject to continuous technological change. Paratech's competitors can be divided into several groups:

                  o Small and large Internet solutions service providers
                  o Large information technology consulting service providers
                  o Computer hardware and service vendors
                  o Strategic consulting firms
                  o Interactive advertising agencies

      Paratech competes on the basis of a number of factors, including the attractiveness of the Internet solutions offered, the breadth and quality of these services, creative design, engineering expertise, pricing, and understanding clients' strategies and needs. In order to gain a competitive advantage, Paratech is constantly integrating new technologies, such as digital medial technology, into its development efforts. Additionally, because the Company is able to act as a single source provider for Internet solutions as well as other IT requirements, the Company believes that it enjoys a competitive advantage.

SYSTEM INTEGRATION AND CONSULTING BUSINESS

Industry Background

      Businesses have become increasingly dependent upon complex information systems in an effort to gain competitive advantages or to maintain competitive positions. Computer technology and related products are continuously evolving, making predecessor technologies or products obsolete within a few years or, in some cases, within months. The constant changes in hardware and software and the competitive pressure to upgrade existing products create significant challenges to companies.

      Over the last several years, the increase in performance of personal computers, the development of a variety of effective business productivity software programs and the ability to interconnect personal computers in high speed networks have led to an industry shift away from mainframe computer systems to client/server systems based on personal computer technology. In such systems, the client computer, in addition to its stand-alone capabilities, is able to obtain resources from a central server or servers. Accordingly, personal computers may share everything from data files to printers. Recently, networked applications such as electronic mail and work group productivity software, coupled with widespread acceptance of Internet technologies, have led companies to implement corporate Intranets (networks that enable end-users (e.g., employees) to share information). The use of a corporate Intranet allows a company to warehouse valuable information, which may be "mined" or accessed by employees or other authorized users through readily available Internet tools such as Web browsers and other graphical user interfaces.

      With these advances in information systems and networking, many companies are reengineering their businesses using these technologies to enhance their revenue and productivity. However, as the design of information systems has become more complex to accommodate the proliferating network applications, the configuration, selection and integration of the necessary hardware and software products have become increasingly more difficult and complicated. While many companies have the financial resources to make the required capital investments, they often do not have the necessary information technology personnel to design, install or maintain complex systems and may not be able to provide appropriate or sufficient funding or internal management for the maintenance of their information systems. As a result, such companies are increasingly turning to independent third parties to procure, design, install, maintain and upgrade their information systems. By utilizing the services of such third parties, companies are able to acquire state-of-the-art equipment and expertise on a cost-effective basis.

      Systems integration includes designing systems and integrating hardware, software and communications. According to Frost & Sullivan, an industry research firm, the systems integration market will grow to nearly $13 billion by the year 2000 and worldwide computer equipment sales is expected to reach more than $320 billion. This growth is being driven by several factors, including the proliferation of distributed computing applications, the increased reliance on network computing, and the trend for companies to outsource network management responsibilities to companies such as Paratech.

Operations

      Paratech's mission is to assist and support companies in designing computer networks that cater to their individual needs and to implement and maintain these systems in a cost-effective manner. Paratech ensures that these systems support a company's business goals by staying closely attuned to each client's environment in order to provide the strategy and consulting required to achieve their goals. Paratech offers a full range of comprehensive technology solutions, including network design and integration, software applications, system training and value added support.

      In 1999, Paratech expanded its service offerings by adding security for local area networks and web sites. This is accomplished using firewall and proxy server technology. Additionally, Paratech became a "lead reseller member" of the National Service Network of Ingram Micro Inc. Ingram Micro is the world's leading wholesale distributor of technology products and services. The National Services Network is a national network of more than 325 service led technology resellers working together to provide service and support for regional and national end-user customers. Paratech can access the National Services Network 24 hours a day, seven days a week, to arrange service for its customers.

      For the year ended December 31, 1999, Paratech's system integration division generated $7.5 million in revenue, or 79% of the total revenue generated by Paratech. The majority of the systems integration work that Paratech performs is on a time and material basis. In addition to being engaged on a project basis, Paratech is regularly engaged by customers on a regular, ongoing basis to perform maintenance and updates to their networks. Paratech's system integration division serves small, mid-sized and large companies within the Northeast area.

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

      Furthermore, through Paramount Operations, the Company can offer its customers lease financing for all of the products and services that it sells through Paratech. The Company believes that this "vertical integration" provides Paratech with a significant competitive advantage in the system integration market. Customers of Paratech are provided with a total technology and financial solution which will allow them to assess their IT costs in terms of a fixed monthly rate, rather than a large one-time cash outlay.

Competition

      Paratech competes against major hardware distributors and national and regional consulting and service organizations. The Company believes that it is able to compete in this market due to the technical expertise of its employees, its focus on customer service, and its relationship with technology vendors. In addition, the Company believes its ability to act as a sole source provider offering all components of an IT solution, from hardware and infrastructure to specific application software and Internet design and implementation, provides it with a competitive advantage. Paratech's typical customers are mid-size regional organizations with ongoing IT infrastructure needs.

Customer Concentration

      The Company believes that Paratech's business is not dependent on any single customer.

STAFFING SERVICES

Industry Background

      The temporary staffing industry, once used predominately as a short-term solution for peak production periods and to temporarily replace absent workers, has evolved into a permanent and significant component of the staffing plans of many companies. Corporate restructuring, downsizing, increased government regulations governing employee relations, advances in technology, and the desire by many companies to shift employee cost from a fixed to a variable expense have contributed to the strong growth of the temporary staffing industry. Temporary staffing firms act as intermediaries in matching available temporary workers to employer assignments. According to Investors Business Daily, a periodic business publication, the temporary staffing industry was a $69 billion industry in 1999, up 12% from 1998. Of this total, Commercial Services (office/clerical and light industrial) and IT, the two segments in which the Company operates, accounted for a total of $49.4 billion in 1999. The Commercial Services segment has grown 12% since 1993 and the IT segment has grown at 26% a year since 1993.

Operations

      Deltaforce, which commenced operations in 1988, is a provider of temporary legal-support staff to the legal community in the New York City metropolitan area. Deltaforce's typical clients are large New York City based law firms with on-going needs for temporary personnel services. The Company's acquisition of Deltaforce was followed closely by the acquisition of Wordsmiths in August 1998. Wordsmiths is an 11-year old staffing firm providing law firms with support staff, proofreaders, legal professionals and paralegals. Its services are a strong complement to the legal services of Deltaforce. Following this second acquisition, the Company merged the operations of Wordsmiths into Deltaforce to create The DeltaGroup. The combined company now offers not only temporary legal support staff, but also temporary and permanent IT placements. The Company believes that The DeltaGroup is now among the top five temporary staffing companies to the legal community in New York City.

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

      In the temporary staffing industry, quality of service is generally a function of two things: (1) the ability to effectively match an individual worker to a specific assignment, and (2) the promptness with which the assignment is filled. The Company believes that the experience of its management and internal staff and its standing in the market allows it to effectively access a large supply of available temporary workers, select suitable individuals for a particular assignment and, in some cases, train available worker in skills required for an assignment.

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

Customer Concentration

      The DeltaGroup's typical clients are large New York City based law firms with on-going needs for temporary personnel services. The company believes that its business is not dependent on any single customer. For the year ending December 31, 1999, the three largest customers of The DeltaGroup accounted for 28% of DeltaGroup's total sales. The loss of any of these major customers could have a material adverse effect on the DeltaGroup's business, financial condition and results of operations.

LEASE FINANCE

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

      As more end-users become aware of the economic benefits of leasing, they often turn to independent leasing companies. Independent lessors, such as Paramount, offer tailored financing and flexible delivery, and can deliver financing for mixed systems from different vendors. Responding to customers' demands, leasing companies are becoming increasingly more flexible in terms of lease duration, equipment upgrades and payment options. By more accurately assessing the residual value associated with the price of equipment, lessors have become better able to fine tune the fixed monthly payment amount.

      According to the U.S. Department of Commerce "trends and forecasts for equipment leasing in the US" it is estimated that nearly $207 billion worth of equipment was leased in 1998 with a forecasted amount of $226 billion and $233 billion in 1999 and 2000, respectively. Of the total equipment leased in 1998, nearly $38.92 billion was computer and computer related products.

Operations

      The leasing business of the Company is conducted by Paramount Operations Inc. In 1999, the Company de-emphasized its leasing business and switched its main focus to its systems integration and consulting, website development and Internet consulting, and the staffing businesses. For 1998, Paramount entered into leases having an equipment value of $19.9 million, and in 1999 Paramount entered into leases having an equipment value of $3.5 million.

      Paramount's leasing operations involve the leasing of new or used high technology equipment to computer end-users nationwide. The majority of the Company's end-user customers are Fortune 1000 and equivalent companies with large data processing needs. The Company offers its customers a variety of choices for their data processing needs, including equipment manufactured by IBM, Hitachi Data Systems, Amdahl Corporation, EMC Corporation, Sun Microsystems Inc., Hewlett-Packard Co., Storage Technology Corp. and Xerox Corp., and includes mainframe and midrange central processing units, peripheral devices, upgrades and component parts; client servers; LAN and WAN equipment; telecommunications equipment; and personal computers.

      As a result of the Company's involvement in the systems integration business, Paramount is positioned to offer lease finance arrangements to customers of Paratech.

      In connection with its leasing of computer products to its end-user customers and depending on the type of computer equipment involved, Paramount's relationship with the end-user and the term of the lease, Paramount may make a "residual value" investment in these leased assets. A residual value investment represents the difference between the acquisition cost of the leased asset to Paramount and the discounted present value of the rental stream from the lessee. Paramount plans to maximize the return on its residual value investments through creative and diligent remarketing activities, including mid-term extensions, upgrades and early terminations.

Competition

      The computer leasing industry is characterized by intense competition. Companies compete for accounts through a variety of factors. The Company believes it competes on the basis of price, responsiveness to customer needs, flexibility in structuring lease transactions, relationships with customers and vendors and knowledge of the equipment. The Company believes that its primary competitors currently are IBM Credit Corporation, El Camino Resources and Unicapital Corporation.

Customer Concentration

      The Company's typical leasing customers are large, creditworthy corporations that require several million dollars of equipment per year and are repeat customers of the Company. Repeat business generated through existing relationships is an important source of revenue for the Company. While the Company believes that its business is not dependent on any single customer, as of December 31, 1999, the three largest lessees of the Company accounted for 27% of the original acquisition cost of all equipment leases owned and managed as of such date. The loss of any of these major customers will not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

      As of December 31, 1999, the Company employed 58 full-time employees and 686 temporary part-time employees, related to The DeltaGroup. Of the 58 full time employees 32 worked for Paratech, 24 worked for DeltaGroup and 2 worked for Paramount. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. None of the Company's employees are represented by a labor union.

GOVERNMENT REGULATION

      The Company has not been materially affected by any government regulations applicable to its business activities.

ITEM 2  -  PROPERTIES

Properties

      The Company leases approximately 2,828 square feet of office space for its principal executive offices at One Jericho Plaza, Jericho, New York 11753. Payment of rent for the Company's offices is approximately $6,000 per month. This lease expires in August 2001. The Company intends to lease a larger space for its executive offices prior to the termination of this lease, the rent for which is expected to be at a higher monthly rate.

      In addition, the Company leases 6,000 square feet in Manhattan for The DeltaGroup operations. Payment of rent is approximately $13,000 per month. This lease expires in November 2002.

ITEM 3  -  LEGAL PROCEEDINGS

      The Company is a named defendant in an action brought in the United States Court of the Southern District of Indiana, Indianapolis Division, by Hirata Corporation and Hirata Corporation of America (collectively, the "Plaintiffs"). The Complaint relates broadly to the Company's initial public offering in January 1996, in which the Plaintiffs allegedly bought shares of the Company (and shares of two other named defendants). The Complaint principally focuses on various alleged activities of the Company's underwriter and the underwriter's principals and a broker in the initial public offering. The Complaint alleges that the Plaintiffs suffered various damages as a result of a range of alleged counts; an answer to the Complaint has not yet been filed. The Company believes that the Plaintiffs' allegations are without merit and intends to defend the suit vigorously.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      In connection with the reorganization in February 2000, the Company changed the trading symbols of its Common Stock and Class A Warrants to "FIVE" and "FIVEW", respectively.

      The following table sets forth the high and low closing prices for the Company's Common Stock for the periods shown below. Prices shown for periods prior to May 19, 1998 have been adjusted to reflect the Company's one-for-four reverse stock split at that time.

COMMON STOCK
    1997                                                     High        Low
    ----                                                     ----        ---
    First quarter.....................................     $3 1/8     $1 1/2
    Second quarter....................................          3        1/4
    Third quarter.....................................      4 3/8      1 1/2
    Fourth quarter....................................      4 1/8      2 1/8

    1998
    ----
    First quarter.....................................      2 3/4      1 1/2
    Second quarter....................................     2 5/16     1 1/16
    Third quarter.....................................     1 3/16      19/32
    Fourth quarter....................................      29/32       7/16

    1999
    ----
    First quarter.....................................          6      17/32
    Second quarter....................................    2 15/16      1 1/2
    Third quarter.....................................     4 5/16    1 32/93
    Fourth quarter....................................    1 15/16     1 7/16

    2000
    ----
    January 1, 2000 through March 15, 2000............     18 7/8      1 1/2

      As of August 20, 1998, the Class A Warrants were delisted from the Nasdaq SmallCap Market as a result of the failure to meet certain Nasdaq continued listing requirements. Set forth below in the first table are the high and low closing prices for the Class A Warrants as reported by the Nasdaq SmallCap Market from January 1, 1997 through August 20, 1998. Set forth below in the second table are the high and low sales prices for the Class A Warrants as reported by the Nasdaq Over-The-Counter Bulletin Board since August 21, 1998.

CLASS A WARRANTS

                             Nasdaq SmallCap Market
    1997                                                 High         Low
    ----                                                 ----         ---
    First quarter...................................    $5/32       $3/97
    Second quarter..................................     3/32        3/97
    Third quarter...................................     3/16        3/97
    Fourth quarter..................................     3/16        1/16

    1998
    ----
    First quarter...................................      1/8        3/32
    Second quarter..................................     3/32        1/32
    Third quarter (July 1 - August 20)..............     1/32        1/64

                     Nasdaq Over-The-Counter Bulletin Board

    1998                                                 High         Low
    ----                                                 ----         ---
    Third Quarter (beginning August 21)1............      DNT         DNT
    Fourth Quarter(1)...............................   $1/200      $1/200

    1999
    ----
    First quarter...................................    3/100       1/500
    Second quarter..................................     9/50        1/20
    Third quarter...................................   23/200     1/1,000
    Fourth quarter..................................    7/200       3/200

    2000
    ----
    January 1, 2000 through March 15, 2000..........    37/49       3/200

----------

(1) After being delisted from the Nasdaq SmallCap Market, the Class A Warrants did not begin trading on The Over-The-Counter Bulletin Board until December 1998.

      The closing sales price of the Common Stock as of March 15, 2000, as reported by the Nasdaq SmallCap Market, was $13.50 per share. The closing sales price of the Class A Warrants as of March 15, 2000, as reported by the Nasdaq Over-The-Counter Bulletin Board, was $0.510 per Warrant.

As of March 15, 2000, there were 27 record holders of the Common Stock.

ITEM 6  -  SELECTED FINANCIAL DATA

                                                       ----------------------------------------------------------------------------
                                                           1995           1996             1997            1998            1999
Revenues:
Sales and service ..................................   $ 30,857,949    $ 27,159,894    $ 21,405,788    $ 30,391,446    $ 19,434,106
Lease revenue ......................................      2,147,358       3,680,924       9,829,991       7,478,750       6,056,660
Fee, interest and
   other income ....................................        162,873         511,698       1,159,062         615,295         502,147
                                                       ------------    ------------    ------------    ------------    ------------
      Total revenues ...............................     33,168,180      31,352,516      32,394,841      38,485,491      25,992,913
                                                       ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
Cost of sales ......................................     28,955,984      25,785,022      19,933,213      28,157,266      13,657,575
Lease expense ......................................      1,828,412       3,419,600       9,499,365       7,172,273       6,349,462
Selling, general and
   Administrative
   expenses ........................................      1,805,499       2,447,884       3,746,712       4,947,718       6,067,286
Interest expense ...................................      5,284,756           6,209              --          51,324          97,230
                                                       ------------    ------------    ------------    ------------    ------------
      Total costs and
          expenses .................................     37,874,651      31,658,715      33,179,290      40,328,581      26,171,553
                                                       ------------    ------------    ------------    ------------    ------------
Loss before
 provision for (benefit
 from) taxes .......................................     (4,706,471)       (306,199)       (784,449)     (1,843,090)       (178,640)
Provision for (benefit from)
 income taxes ......................................         21,850         498,212        (288,111)         (9,286)         82,432
                                                       ------------    ------------    ------------    ------------    ------------
Net loss ...........................................   $ (4,728,321)   $   (804,411)   $   (496,338)   $ (1,833,804)   $   (261,072)
                                                       ============    ============    ============    ============    ============
Basic loss per
 common share ......................................                         $(0.41)         $(0.25)         $(0.89)         $(0.12)
                                                                             ======          ======          ======          ======
Diluted loss per common share ......................                         $(0.41)         $(0.25)         $(0.89)         $(0.12)
                                                                             ======          ======          ======          ======
Shares used in computing net loss per share:
   Basic ...........................................                      1,954,493       1,991,117       2,067,842       2,135,500
   Diluted .........................................                      1,954,493       1,991,117       2,067,842       2,135,500

                                                        1995             1996             1997             1998           1999
                                                        ----             ----             ----             ----           ----
Balance Sheet Data:
Total assets ..................................      $12,378,585      $51,561,520      $53,062,461      $45,246,610    $27,498,355
Obligations for financial
  equipment-- non-recourse ....................        9,337,883       23,461,175       40,287,404       33,435,459     16,755,509
Shareholders' equity ..........................          568,718        8,171,386        7,645,683        5,797,139      5,583,968

Lease Portfolio Data:
Net investment in direct finance
  and sales - type leases .....................        6,446,063       20,942,542       39,941,764       30,059,378     16,232,749
Assets held under operating leases,
  net of accumulated depreciation .............        3,976,209       21,103,033        5,459,895        7,263,181      2,990,213

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the audited financial statements, including the notes thereto, appearing elsewhere in this Form 10-K.

General

      5B Technologies Corporation (formerly Paramount Financial Corporation) and subsidiaries ("5B" or the "Company") is a comprehensive business solution provider, offering customers a wide range of integrated services, including Internet solutions, information technology ("IT") consulting, systems integration, staffing services and lease financing. The Company includes three wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech"), Deltaforce Personnel Services, Inc. ("Deltaforce") and Paramount Operations Inc. ("Paramount").

      Paratech provides a complete range of advanced technological services, including fully integrated solutions for Internet and e-commerce businesses, Internet marketing, applications development, systems integration, hardware and software procurement, multi-platform integration services and personnel outsourcing.

      Paratech's Internet solutions business is typically retained on a fixed price, project-by-project basis. Revenue is recognized as earned when the work is completed. Each project typically undergoes a four step process: (a) strategy consulting, (b) design, (c) technology development, and (d) implementation. The Company believes that these four phases are crucial to the success of its Internet projects and uses this model to plan and price its projects. From time to time the Company may accept small time-and-material projects, but it prefers to align itself with its customers, developing long-term relationships as opposed to performing one-time changes or fixes. During 1999, the Internet solutions business began to review its pricing models and has adapted it to the customers needs. Many of the Internet solution business's customers are small, start-up companies which are pursuing the option to undertake an initial public offering approximately six months to a year after their e-commerce solutions has been implemented. Based on the growth potential and initial cash constraints of these companies, Paratech may accept equity or revenue sharing in its customers. This new pricing model may reduce the initial cash received, but the Company believes that it can recognize greater benefits in the future as these customers grow.

      In contrast, Paratech's systems integration and consulting business is typically retained on a time-and-material basis. Due to the complexity and diversity of implementing integration and application solutions, the Company prefers a time and material basis contract over a fixed price contract. The Company perceives the growth in the integration business to be generated from the Internet solutions business. As more businesses expand on to the Internet the need for integrated accounting and sales force automation software will become essential. Paratech's integration business continues to serve its core clients as well as expanding its client base through the use of its internal sales force and referrals from Paratech's Internet solutions business.

      Paratech has established standard costs, per engineer, for all services performed. This standard cost encompasses all associated expenses and gives the Company a worst case scenario as it prices it projects.

      In the temporary staffing industry, quality of service is generally a function of two things: (1) the ability to effectively match an individual worker to a specific assignment, and (2) the promptness with which the assignment is filled. The Company believes that the experience of its management and internal staff and its standing in the New York City market allows it to effectively access a large supply of available temporary workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment.

      Following the acquisition of Deltaforce and Wordsmith, the Company made a considerable investment in systems and process improvements to create a new and improved infrastructure to enhance client servicing, applicant recruitment and overall productivity. These systems, which are specific to the staffing industry, provide The DeltaGroup with the platform to grow without incurring additional administrative costs, as well as to provide a shift-based, 24 hour a day seven day a week business.

      Paramount has maintained its core leasing business and has selectively engaged in leasing transactions during 1999.

Fluctuations in Quarterly Results

      The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. In addition, revenue can fluctuate significantly from quarter to quarter based on the closing date and nature of each particular lease and/or sales transaction. The mix of leases written in a quarter is a result of a combination of factors, including changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies of equipment manufacturers and price competition from other lessors.

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

      The Company is aggressively working to maximize the returns on the residual value investments, made in prior years, on its lease portfolio. Such efforts, which are an ordinary but not a predictable part of the Company's business, often result in equipment originally leased under an operating lease, and accounted for as described below, being upgraded or otherwise enhanced and extended at the original account or leased to a different end-user. The resulting lease may qualify under Statement of Financial Accounting Standard No. 13, "Accounting for Leases" ("SFAS 13"), as a sales-type lease in which the Company can record as sales revenue the fair market value of the equipment and recognize as income the difference between this amount and the equipment's cost or net book value. Since a sales-type lease is a form of direct finance lease, the new lease is recorded over its remaining term as a direct finance lease resulting in a reduction of lease rental income and lease expense compared to the original operating lease accounting.

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

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      For the year ended December 31, 1999, the Company recorded sales revenue of $26.0 million, a $12.5 million decrease from the $38.5 million recorded during the year ended December 31, 1998. The decrease was primarily due to the de-emphasis on the Company's leasing segment. The Company is primarily focusing on the growth of its Paratech subsidiary. Paratech's revenue for the year ended December 31, 1999 increased by 76%, to $9.5 million, as compared to $5.4 million recorded in 1998. The increase in sales at Paratech is a result of the Company's growth in providing Internet and e-commerce services to business in addition to growth in its systems integration division. DeltaGroup, which was purchased in January 1998, contributed $7.3 million in revenue during the year ended December 31, 1999, an 83% increase over the $4.0 million recorded in 1998. The Company believes that this increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis and the expansion of its customer base as a result of the acquisition of Wordsmiths in July 1998.

      During the year ended December 31, 1999, the Company entered into new lease transactions totaling $3.5 million of equipment cost, as compared with $19.9 million for the year ended December 31, 1998. During the year ended December 31, 1999, the Company entered into $2.9 million of non-recourse lease financing arrangements, as compared with $19.1 million for the year ended December 31, 1998. See "Liquidity and Capital Resources."

      During the year ended December 31, 1999, the Company generated $502,000 in fee, interest and other income, compared to $615,000 for the comparable period last year. Generally, fee income is generated as a result of the Company's involvement in certain transactions in which it acted as an arranger of financing for leases originated by third parties, or otherwise assisted these companies in their lease related transactions. These transactions come about as a result of the Company's relationship with other lessors and financial institutions. The Company cannot predict with any certainty the timing and nature of any future such transactions. See "General"

      Selling, general and administrative ("SG&A") expenses totaled $6.1 million for the year ended December 31, 1999, representing an increase of 23% over the $4.9 million recorded during the year ended December 31, 1998. The increase in SG&A is predominantly attributable to the growth of the Company's subsidiaries through the acquisitions made in 1998. Paratech incurred $1.9 million in SG&A for the year ended December 31, 1999, compared to $1.4 million incurred in 1998, while DeltaGroup incurred $2.7 million in SG&A for the year ended 1999, compared to $1.3 million in 1998. Within SG&A expense for the year ended December 31, 1999 for the DeltaGroup is $300,000 of non-recurring expenses. Paramount incurred $1.7 million in SG&A compared to $2.2 million for the year ended December 31, 1998. The decrease in Paramount's SG&A expense is attributable to the Company's reduction of certain upper management personnel due to the de-emphasis in the leasing business. Included in leasing expense, for the Paramount subsidiary, is a $471,000 write-down, which occurred during the fourth quarter ended December 31, 1999, related to the termination of certain leasing contracts.

      The Company recorded a provision for income taxes of $82,000 for the year ended December 31, 1999, compared to a tax benefit of $9,300 in 1998. The provision for income taxes was predominantly attributable to the Company's leasing business.

      Pre-tax loss for the year ended December 31, 1999 was $179,000, as compared with a pre-tax loss of $1.8 million for the year ended December 31, 1998. The Company believes its operational improvement is predominantly attributable to the Company's Paratech subsidiary, which posted pre-tax income of $434,000, while DeltaGroup recorded a pre-tax loss of $550,000 and Paramount reported a pre-tax loss of $62,000.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      The Company recorded a net loss for the year ended December 31, 1998 of $1,833,800, after a benefit for income taxes of $9,300, as compared with a net loss of $496,300, after a benefit for income taxes of $288,100, for the year ended December 31, 1997.

      For the year ended December 31, 1998, the Company recorded sales and service revenue of $30.4 million, a $9.0 million increase over the $21.4 million recorded during the year ended December 31, 1997. The increase was primarily a result of the transactional nature of the Company's leasing business and the resulting quarterly fluctuations. Additionally, Paratech's revenue increased by 43% to $5.4 million when compared with

1997. The DeltaGroup, which was not part of the Company in 1997, contributed $3.9 million in revenue during the 1998 year.

      As a result of the Company's ongoing marketing efforts with respect to its lease portfolio in 1998, certain assets which were recorded as operating leases during the year ended December 31, 1998 were upgraded and re-leased, providing the Company with a return on its residual value investment. The resulting lease has been accounted for as a sales-type lease. As a result of this activity, the effect of accounting for a lease as a direct finance lease versus an operating lease, net of new leases written in the fourth quarter, lease revenue and lease expense decreased for the year ended December 31, 1998 when compared to the year ended December 31, 1997 by 23.9% and 24.5%, respectively.

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

      SG&A totaled $4.9 million for the year ended December 31, 1998, representing an increase of 32.0% over the $3.7 million recorded during the year ended December 31, 1997. The increase in SG&A is attributed to the acquisitions of Deltaforce and Wordsmiths, which contributed $1.3 million, as well as the acquisition of Comptech and the continued growth of Paratech, which contributed $1.4 million

      The Company recorded a tax benefit of $9,300 for the years ended December 31, 1998 and 1997, respectively. The income tax benefit for the year ended December 31, 1998 was reduced by a valuation allowance on the Company's net deferred tax asset. The Company will continue to assess the fully reserved deferred tax asset each reporting quarter. The benefit from income taxes of $288,100 for the year ended December 31, 1997 reflects an effective tax rate of 37%.

Liquidity and Capital Resources

      As of December 31, 1999, the Company had $2.1 million in cash and cash equivalents and investments available for sale. Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Investments available for sale also includes 250,000 shares and a warrant to purchase 50,000 shares of a privately held company, which had a fair value of approximately $438,000. Primarily as a result of the continued investment in Paratech and DeltaGroup and the acquisitions it made in 1998 the Company experienced a reduction in net cash and investments available for sale during the year ended December 31, 1999 of $491,330.

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

      At December 31, 1999, the Company had three types of credit lines available:

      Term Loan: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing and the Company is undergoing negotiations with the bank to establish repayment terms. As of December 31, 1999, approximately $465,000 remained outstanding under these loans collateralized by $500,000 in cash maintained in an investment account. Under the agreement, the Company's Paramount subsidiary was not in compliance with the debt covenant requiring minimum net worth of at least $7.0 million. Paramount has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the year ended December 31, 1999. The Company is currently in negotiations to revise the existing debt covenant.

      DeltaGroup Revolving Credit Facility: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable, which will expire on June 30, 2000. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of December 31, 1999, DeltaGroup had $750,000 outstanding under this line.

      Paratech Equipment Acquisition Credit Facility: Paratech has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory. Interest on outstanding borrowings accrues at the prime rate plus 1 1/2 %. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of December 31, 1999, Paratech had $665,000 outstanding under this line. Under the agreement, the Company's Paratech subsidiary was not in compliance with the debt covenant requiring a liability to net worth ratio of less than 8 to 1. Paratech has obtained a waiver from the finance company for non-compliance with the aforementioned covenant for the year ended December 31, 1999.

      As the Company is in default with two of its existing debt agreements at December 31, 1999, it is, pursuant to its respective debt agreements, in default with all of its debt agreements. Accordingly, amounts outstanding, aggregating approximately $1,880,000, under these debt agreements could become due immediately.

      The Company believes that cash generated from operations, amounts available under its credit facilities, and/or other third party financing will be sufficient to fund necessary capital expenditures and to provide adequate working capital for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations, or that if required, such financing will be available on commercially reasonable terms. In addition, the Company will require additional financing after such date to fund its operations.

Year 2000

      The Company completed its Year 2000 software program conversions, compliance and contingency programs during the fourth quarter of 1999. Subsequent to December 31, 1999, the Company has not experienced any Year 2000 problems either internally or from suppliers or other outside sources that had an adverse impact on the Company's operations of financial condition. The Company has no reason to believe that

Year 2000 failures will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or suppliers, vendors or customers may have undergone Year 2000 problems, no assurance can be given that the Company will not experience losses or disruptions of due to Year 2000 computer-related problems. The Company will continue to monitor the operation of its software, computers and microprocessor-based devices for any Year 2000 problems.

Inflation

      Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Forward Looking Statements and Associated Risk

      Statements contained in this Form 10-K, which are not historical facts, are forwarding-looking statements. The forward-looking statements in this press release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, specific factors impacting the Company's business, including increased competition; the ability of the Company to expand its operations and attract and retain qualified sales representatives and technically trained consultants experienced in the Internet and IT sectors; the ability of the Company to attract and retain Internet solutions and IT professionals skilled in specific applications; the ability of the Company to attract and retain qualified personnel in the legal staffing sector; the availability of computer equipment; technological obsolescence of the Company's portfolio of computer equipment; competition in the Internet solutions and IT consulting sector and general economic conditions and the Company's need for additional capital to finance the growth of its operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

      The Company's principal financial instrument is debt consisting of revolving lines of credit and notes payable that provide for interest at a spread above the prime rate. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under these credit facilities. A significant rise in the prime rate could materially adversely affect the Company's business and financial condition. At December 31, 1999, an aggregate principal amount of $3.0 million was outstanding under the Company's revolving lines of credit and notes payable, with spreads ranging from 0.25% to 1.5% over prime, and representing a weighted average interest rate of 9.21%. If principal amounts outstanding under the Company's revolving lines of credit and notes payable remained at this year-end level for an entire year and the prime rate increased or decreased, respectively by 1.25%, the Company would pay or save, respectively, an additional $37,000 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purposes. The Company does not have any material foreign sales and all transactions are denominated in U.S. dollars.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The audited financial statements of the Company for the fiscal year ended December 31, 1999 are located beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      (a) Changes in Accountants

          During 1999, the Company dismissed Arthur Andersen LLP as its independent auditors and retained BDO Seidman LLP. On May 27, 1999, the Company filed a Form 8-K disclosing the change in the Company's independent auditors, which is incorporated herein by reference.

      (b) Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III

ITEM 10 -- ITEM 13 - DOCUMENTS INCORPORATED BY REFERENCE

      Information with respect to Items 10, 11, 12 and 13 of Form 10-K is hereby incorporated by reference into this Part III of Form 10-K from the Registrant's Definitive Proxy Statement relating to the Registrant's 2000 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and Exchange Commission on or before April 30, 2000.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

      The exhibits listed in the Index to Exhibits below are filed as part of this Annual Report on Form 10-K.

      (a) Exhibits:

          ****2.1 -  Agreement and Plan of Merger, dated as of February 11,
                     2000, by and among Paramount Financial Corporation,
                     5B Technologies Corporation and Paramount Merger
                     Corporation

             +3.1 -  Certificate of Incorporation of the Registrant

             +3.2 -  By-laws of the Registrant

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

             10.3    Intentionally Omitted

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

            *10.7 -  Form of Indemnification Agreement

            *10.8 - Sublease Agreement, dated September 15, 1995, between the Company and Lehman Brothers Inc.

            *10.9 - Consent to Sublease, dated September 15, 1995, among Chasco Company, Lehman Brothers Inc. and the Company

           *10.10 -  1995 Director Option Plan

         ***10.11 -  Stock Purchase Agreement dated October 23, 1998 between the Registrant and Abbey, Garrett & Seth, Ltd. relating to Comptech Resources, Inc.

         ***10.12 -  Asset Purchase Agreement dated July 28, 1998 between the
                     Registrant and RBW Staffing Services, Inc. relating to Wordsmiths

              +21 -  List of Subsidiaries

              +27 -  Financial Data Schedule

----------

+     Filed herewith.

* Incorporated by Reference from the Registrant's Registration Statement on Form S-1, Registration No. 33-96382.

** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1998.

**** Incorporated by reference from the Registrant's Form 8-K filed on February 15, 2000.

            Financial Statements: See Index to Consolidated Financial Statements on page F-1.

      (b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

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

                                           PARAMOUNT FINANCIAL CORPORATION

Dated: March 21, 2000                      By: /s/ Glenn Nortman
                                               ------------------------------
                                           Glenn Nortman,
                                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

/s/ Glenn Nortman            Chief Executive Officer             March 21, 2000
--------------------------     and Director
Glenn Nortman                (Principal Executive Officer)


/s/ Jeffrey Nortman          Chief Operating Officer             March 21, 2000
--------------------------     and Director
Jeffrey Nortman


/s/ Anthony Fernandez        Director of Finance                 March 21, 2000
--------------------------   (Principal Financial Officer and
Anthony Fernandez            Principal Accounting Officer)


/s/ William H. Kelly         Director                            March 21, 2000
--------------------------
William H. Kelly


/s/ Larry Austin             Director                            March 21, 2000
--------------------------
Larry Austin

                    5B Technologies Corporation and Subsidiaries
           (formerly Paramount Financial Corporation and Subsidiaries)
                   Index to Consolidated Financial Statements
                                December 31, 1999

     Reports of Independent Certified Public Accountants           F-2-F-3

     Consolidated Financial Statements:
     Balance sheets as of December 31, 1998 and 1999               F-4
     Statements of operations for each of the three years
       in the period ended December 31, 1999                       F-5
     Statements of stockholders' equity for each of the
       three years in the period ended December 31, 1999           F-6
     Statements of cash flows for each of the three years
       in the period ended December 31, 1999                       F-7
     Notes to consolidated financial statements                    F-8-F-24

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
5B Technologies Corporation and Subsidiaries
Jericho, New York

We have audited the accompanying consolidated balance sheet of 5B Technologies Corporation and Subsidiaries (formerly Paramount Financial Corporation and Subsidiaries) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5B Technologies Corporation and Subsidiaries (formerly Paramount Financial Corporation and Subsidiaries) as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

Melville, New York
March 6, 2000

Report of Independent Public Accountants

To 5B Technologies Corporation and Subsidiaries:
Jericho, New York

We have audited the accompanying consolidated balance sheet of 5B Technologies Corporation and Subsidiaries (formerly Paramount Financial Corporation and Subsidiaries) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5B Technologies Corporation and Subsidiaries (formerly Paramount Financial Corporation and Subsidiaries) as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Melville, New York
March 12, 1999

                  5B Technologies Corporation and Subsidiaries
           (formerly Paramount Financial Corporation and Subsidiaries)

                           Consolidated Balance Sheets

                                                                                             December 31,
                                                                                    ----------------------------
                                                                                        1998            1999
----------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                        $  1,495,082    $  1,003,752
   Investments available for sale                                                        613,188       1,082,676
   Accounts receivable, net of allowance for bad debts of $70,000                      2,632,258       2,993,259
   Net investment in direct finance and sales-type leases                             30,059,378      16,232,749
   Assets held under operating leases, net of accumulated depreciation                 7,263,181       2,990,213
   Other assets                                                                        3,183,523       3,195,706
----------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $ 45,246,610    $ 27,498,355
================================================================================================================
Liabilities and Stockholders' Equity
Liabilities:
   Notes payable                                                                    $  4,313,189    $  3,769,278
   Accounts payable                                                                      942,431         745,839
   Accounts payable - leases                                                             100,000              --
   Accrued expenses                                                                      658,392         643,761
   Obligations for financed equipment - non-recourse                                  33,435,459      16,755,509
----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                39,449,471      21,914,387
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 12)
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none outstanding             --              --
   Common stock, $.04 par value, 17,500,000 shares authorized, 2,160,000 shares
      issued                                                                              86,400          86,400
   Additional paid-in capital                                                         14,456,728      14,504,629
   Stock subscription receivable                                                        (812,500)       (812,500)
   Accumulated deficit                                                                (7,882,884)     (8,143,956)
   Treasury stock at cost, 24,500 shares                                                 (50,605)        (50,605)
----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                        5,797,139       5,583,968
----------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                    $ 45,246,610    $ 27,498,355
================================================================================================================

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                  5B Technologies Corporation and Subsidiaries
           (formerly Paramount Financial Corporation and Subsidiaries)

                      Consolidated Statements of Operations

                                                                 Years Ended December 31,
                                                        --------------------------------------------
                                                            1997            1998            1999
----------------------------------------------------------------------------------------------------
Revenues:
   Sales and service                                    $ 21,405,788    $ 30,391,446    $ 19,434,106
   Lease revenue                                           9,829,991       7,478,750       6,056,660
   Fee, interest and other income                          1,159,062         615,295         502,147
----------------------------------------------------------------------------------------------------
      Total revenues                                      32,394,841      38,485,491      25,992,913
----------------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales                                          19,933,213      28,157,266      13,657,575
   Lease expense                                           9,499,365       7,172,273       6,349,462
   Selling, general and administrative expenses            3,746,712       4,947,718       6,067,286
   Interest expense                                               --          51,324          97,230
----------------------------------------------------------------------------------------------------
      Total costs and expenses                            33,179,290      40,328,581      26,171,553
----------------------------------------------------------------------------------------------------
Loss before provision for (benefit from) income taxes       (784,449)     (1,843,090)       (178,640)
        Provision for (benefit from) income taxes           (288,111)         (9,286)         82,432
----------------------------------------------------------------------------------------------------
Net loss                                                $   (496,338)   $ (1,833,804)   $   (261,072)
====================================================================================================

Basic loss per common share                                   $(0.25)         $(0.89)         $(0.12)
====================================================================================================
Diluted loss per common share                                 $(0.25)         $(0.89)         $(0.12)
====================================================================================================

Shares used in computing net loss per share:
      Basic                                                1,991,117       2,067,842       2,135,500
====================================================================================================
      Diluted                                              1,991,117       2,067,842       2,135,500
====================================================================================================

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                  5B Technologies Corporation and Subsidiaries
           (formerly Paramount Financial Corporation and Subsidiaries)

                 Consolidated Statements of Stockholders' Equity

                                        Common Stock        Additional        Stock
                                -------------------------     Paid-In     Subscription   Accumulated     Treasury
                                  Shares         Amount       Capital      Receivable      Deficit         Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996       7,990,000    $    79,000   $13,644,228   $        --    $(5,552,742)   $        --    $ 8,171,386
  Purchase of treasury stock            --             --            --            --             --        (29,365)       (29,365)
   Net loss                             --             --            --            --       (496,338)            --       (496,338)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997       7,990,000         79,900    13,644,228            --     (6,049,080)       (29,365)     7,645,683
  One-for-four reverse stock
     split                      (5,992,500)            --            --            --             --             --             --
  Issuance of common stock         162,500          6,500       812,500      (812,500)            --             --          6,500
  Purchase of treasury stock            --             --            --            --             --        (21,240)       (21,240)
  Net loss                              --             --            --            --     (1,833,804)            --     (1,833,804)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998       2,160,000         86,400    14,456,728      (812,500)    (7,882,884)       (50,605)     5,797,139
  Issuance of warrants                  --             --        47,901            --             --             --         47,901
  Net loss                              --             --            --            --       (261,072)            --       (261,072)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999       2,160,000    $    86,400   $14,504,629   $  (812,500)   $(8,143,956)   $   (50,605)   $ 5,583,968
===================================================================================================================================

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                  5B Technologies Corporation and Subsidiaries
           (formerly Paramount Financial Corporation and Subsidiaries)
                      Consolidated Statements of Cash Flows

                                                                       Years ended December 31,
                                                              -------------------------------------------
                                                                 1997            1998            1999
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                 $   (496,338)   $ (1,833,804)   $   (261,072)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Deferred income taxes                                     (351,814)        (73,848)             --
      Depreciation and amortization                            6,721,854       5,558,520       4,608,490
      Provision for losses on operating lease residuals               --              --         (90,021)
      Amortization of discounts on investments                  (205,082)        (26,953)             --
      Issuance of warrants                                            --              --          25,000
      Equity received for services provided                           --              --        (438,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                    1,121,534      (1,493,779)       (361,001)
        Other assets                                            (396,901)     (1,556,671)       (354,959)
        Accounts payable                                         245,270        (365,065)       (196,592)
        Accrued expenses                                         194,928         275,295         (14,631)
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                      6,833,451         483,695       2,917,214
--------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
      Accounts payable - leases                              (17,525,950)       (608,568)       (100,000)
      Purchase of equipment for direct finance leases and
        sales-type leases                                    (38,158,975)    (11,787,818)     (3,193,848)
      Termination of direct finance leases                     4,499,046       3,159,587       2,346,089
      Proceeds applied to direct finance leases and
        sales-type leases                                     12,327,521      18,159,432      14,674,391
      Purchase of equipment for operating leases                (346,733)     (8,178,032)       (325,806)
      Termination of operating leases                          6,972,505         481,980         541,310
      Residual value sharing arrangements                      4,628,698         856,969              --
      Payments for acquisitions, net of cash acquired                 --      (1,010,172)        (95,331)
      Purchase of investments                                (14,187,250)     (3,697,782)       (498,488)
      Proceeds from sale/maturity of investments              14,031,717       6,636,003         467,000
--------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities          (27,759,421)      4,011,599      13,815,317
--------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
      Proceeds from sale of common stock                              --           6,500              --
      Repurchase of common stock                                 (29,365)        (21,240)             --
      Proceeds from notes payable                              3,894,286       5,183,606       2,006,877
      Repayment of notes payable                              (1,256,305)     (3,526,782)     (2,550,788)
      Increase in non-recourse lease financing                38,818,439      19,139,928       2,888,589
      Termination of non-recourse lease financing             (3,463,973)     (2,864,077)     (1,138,707)
      Repayments and interest amortization applied to
        non-recourse lease financing                         (18,528,237)    (23,127,796)    (18,429,832)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           19,434,845      (5,209,861)    (17,223,861)
Cash and cash equivalents, beginning of period                 3,700,774       2,209,649       1,495,082
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $  2,209,649    $  1,495,082    $  1,003,752
Supplemental cash flow information:
   Cash paid for income taxes                               $     48,574    $     87,232    $     33,055
   Cash paid for interest                                   $  2,936,823    $  2,714,790    $  2,065,634
========================================================================================================

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                  5B Technologies Corporation and Subsidiaries
           (Formerly Paramount Financial Corporation and Subsidiaries)

                   Summary of Significant Accounting Policies

Nature of Business

5B Technologies Corporation (formerly Paramount Financial Corporation) and subsidiaries ("5B" or the "Company") is a comprehensive business solution provider, offering customers a wide range of integrated services, including Internet solutions, information technology ("IT") consulting, systems integration, staffing services and lease financing.

Effective February 11, 2000, 5B Technologies Corporation and Subsidiaries was created as a holding company for Paramount Financial Corporation. Paramount Financial Corporation became a wholly owned subsidiary of 5B Technology Corporation and was renamed Paramount Operations Inc. Paramount Financial Corporation was incorporated in the state of Delaware in July 1991.

The Company operates primarily through three wholly owned subsidiaries:
Paramount Operations, Inc. ("Paramount"), Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc. ("DeltaGroup").

Paramount provides technology planning, asset management and lease financing.

Paratech provides a complete range of advanced technological services, including fully integrated solutions for Internet and e-commerce businesses, Internet marketing, applications development, systems integration, hardware and software procurement, multi-platform integration services and personnel outsourcing to small and mid-sized companies primarily in the New York Metropolitan area.

DeltaGroup is a provider of temporary and permanent placement staffing to the legal industry. DeltaGroup offers its clients, which consist primarily of New York based law firms and corporate legal departments, an array of experienced legal support staff 24 hours a day seven days a week. DeltaGroup also provides temporary and permanent placement of IT professionals to various businesses.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid debt and equity instruments with an original maturity of three or less months to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

Investments Available for Sale

Marketable securities are stated in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

At December 31, 1998 and 1999, investments available for sale consist of United States government and agency bonds with original maturities of one year or less and a mutual fund. The cost of debt securities is adjusted for accretion of discount to maturity and recorded as interest income and interest income is recorded on the mutual fund as earned. At December 1998 and 1999, the cost basis of these securities approximates market value.

During 1999, the Company received payment for services provided, in lieu of cash, of 250,000 shares and a warrant to purchase 50,000 shares of a privately held company. The fair value of these investments at December 31, 1999 was approximately $438,000 (which equaled the fair value at the date shares and warrants were received).

Net Investment in Direct Finance and Sales-Type Leases

The net investment in direct finance and sales-type leased assets consists of the present value of the future minimum lease payments plus the present value of the residual value, if any (collectively referred to as the "net investment"). The residual value is the estimated fair market value of the leased assets at lease expiration.

Completed lease contracts which qualify as direct finance and sales-type leases, as defined by Statement of Financial Accounting Standards No. 13, ("SFAS 13") "Accounting for Leases", are accounted for on the balance sheet by recording the total minimum lease payments receivable, the estimated residual value of the leased equipment and unearned income. The unearned lease income represents the excess of the total minimum lease payments and the estimated residual value expected to be realized, over the cost of the related equipment. The unearned income is recognized as revenue over the term of each lease by applying a constant periodic rate of return to the declining net investment in each lease.

Lease revenue includes that portion of unearned income amortized into income during the current period. Revenue recognized at the inception of a sales-type lease is recorded in sales.

Assets Held Under Operating Leases

Assets held under operating leases consist of the equipment at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term up to the Company's estimate of the equipment's residual value at lease expiration. Accumulated depreciation was approximately $4,453,000 and $6,055,000 at December 31, 1998 and 1999,
respectively. During the fourth quarter of 1999, additional depreciation expense of $182,000 was recorded in order to record the residual value associated with certain operating leases to fair value.

Lease revenue includes the contractual lease payments and is recognized on a straight-line basis over the lease term.

Residual Values

The Company's residual value estimates are based on current market conditions and published residual value projections, as determined at lease inception. On an ongoing basis, the Company compares its residual value estimates against currently published independent forecasts of equipment values at lease expiration as well as other known market conditions. If the residual value is determined to be excessive and the decline in residual value is judged to other than temporary, the Company revises its residual values accordingly with corresponding adjustments to income and unearned income. During the year ended December 31, 1998, the Company entered into residual value sharing agreements whereby an equipment investor or a financial institution purchased a portion of the residual value of the equipment on lease in exchange for a right to share in re-marketing proceeds received upon lease expiration. The proceeds received were used to reduce the cost basis and the residual value in the leased assets.

Revenue Recognition

The Company records revenues when products are shipped and title transfers to the customer or services are provided to customers. When equipment is sold to another computer leasing and trading company (a "broker"), the transfer of title and recognition of revenue generally occur upon the receipt of a payment from the broker.

From time to time, the Company will receive payment prior to the transfer of title or purchase of the related inventory or performance of services. The Company records such amounts as unearned sales revenue on the balance sheet. Upon shipment and transfer of title, unearned sales revenue is reversed and recorded as equipment sales or service revenues, respectively.

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

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are provided on the differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rate.

Net Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

Options to purchase approximately 211,650 shares of common stock at exercise prices ranging from $0.44 to $2.38 per share and warrants to purchase approximately 110,000 shares of common stock at prices ranging from $0.85 to $2.34 per share were outstanding during a portion of 1999 but were not included in the computation of diluted earnings per share because they are anti-dilutive. (See Notes 7(a) and 12(d)). These options and warrants expire through 2009 and 2004, respectively. Options to purchase approximately 186,000 shares of common stock at exercise prices ranging from $0.44 to $2.38 per share were outstanding during a portion of 1998 but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase approximately 41,250 shares of common stock at exercise prices ranging from $1.50 to $2.38 per share were outstanding during portions of 1997 and were not included in the computation of diluted earnings per share because they were anti-dilutive.

Stock-Based Compensation

The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Option No. 25 "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS 123"), "Accounting for Stock-Based Compensation.

Long-Lived Assets

Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to the fair market value. No impairment losses have been necessary through December 31, 1999.

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and the consolidated financial statements include their operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is included in goodwill and is amortized on a straight-line basis over periods not exceeding 15 years. Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over periods typically not exceeding two years from the date of acquisition.

The Company's policy is to record a liability for such amounts when it becomes probable that targets will be met.

Fair value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because certain of the underlying instruments are at variable rates, which are repriced frequently. The remaining portion of long-term debt approximates fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.

                  5B Technologies Corporation and Subsidiaries
           (formerly Paramount Financial Corporation and Subsidiaries)

                   Notes to Consolidated Financial Statements

Note 1: Acquisitions

(a)   Web Business Systems, Inc.

      On March 3, 1999, Paratech acquired certain assets of Web Business Systems, Inc. ("Web"), a privately held New York based web hosting and development company for a total purchase price of $73,000. The purchase price consisted of $50,000 in cash and a warrant, which expires in February 2004, to purchase 10,000 shares of the Company's common stock at $2.34, which equaled the market value of the Company's common stock on the date of acquisition. The acquisition was accounted for as a purchase. The acquisition agreement provided for additional consideration of $30,000 to be paid if the acquired entity's results of operations exceed certain targeted levels. This additional consideration was earned during 1999. The excess of the aggregate purchase price over the net assets acquired of approximately $118,000 is being amortized over 10 years.

(b)   Abbey, Garrett and Seth, Ltd.

      On October 23, 1998, Paratech acquired 100% of the outstanding shares of Abbey, Garrett and Seth, Ltd, (d/b/a Comptech Resources) ("Comptech'), a privately held, systems consulting, software applications and Internal commerce development firm for approximately $272,000. The acquisition was accounted for as a purchase. The excess of the aggregate purchase price over the net assets acquired of approximately $551,000 is being amortized over 10 years. In connection with this acquisition the Company entered into non-compete agreements with three key executives for an aggregate consideration of $380,000, $105,000 of which was paid at closing with $25,000 due quarterly through October 23, 2001 (See Note 5(c)).

(c)   RBW Staffing Resources, Inc.

      On July 28, 1998, Deltaforce, a wholly owned subsidiary of the Company, acquired certain assets from RBW Staffing Resources, Inc. (d/b/a Wordsmiths) ("Wordsmiths"), a privately held New York City based staffing company for approximately $440,000, which included $100,000 of notes payable. The acquisition was accounted for as a purchase. The excess of the aggregate purchase price over the net assets acquired of approximately $440,000 is being amortized over 15 years. In connection with this acquisition Deltaforce entered into non-compete agreements with two key executives of Wordsmiths for an aggregate consideration of $460,000, $60,000 of which was paid at closing with $150,000 due on July 28, 1999 and $250,000 due on July 28, 2000. Such non-compete agreements are included in other assets and are being amortized over the terms of the agreement of 5 years. In addition, simultaneous with the closing of the transaction, the Company entered into a stock purchase agreement with the former shareholder of Wordsmiths (the "Shareholder"). Under the terms of this agreement, the Company sold 162,500 shares of newly issued $.04 par value common stock to the Shareholder as follows: (1) 81,250 shares at $4.00 per share and (2) 81,250 shares at $6.00 per share. The Shareholder paid for the stock with cash equal to the par value of the shares issued, $6,500, and by the issuance of two non-recourse secured promissory notes and stock pledge agreements restricting the issuance of the stock until the notes are paid in full. The notes mature on July 27, 2001. The operations of Wordsmiths was merged into Deltaforce to create The DeltaGroup.

(d)   Deltaforce Personnel Services, Inc.

      On January 9, 1998, the Company acquired 100% of the outstanding shares of Deltaforce Personnel Services, Inc., a privately held New York City based staffing company, for approximately $560,000, which included $162,500 of notes payable. The acquisition was accounted for as a purchase. The acquisition agreement provided for additional consideration of $162,500 to be paid if the acquired entity's results of operations exceeded certain targeted levels and certain forfeiture events do not occur. During 1999, a forfeiture event occurred and the additional consideration earned was reduced to $81,250. The excess of the aggregate purchase price over the net assets acquired of approximately $545,000 is being amortized over 15 years.

Note 2: Direct Finance and Sales-Type Leases

      The net investment in direct finance and sales-type leases was comprised of the following:

           December 31,                                  1998          1999
           ---------------------------------------------------------------------
           Total minimum lease payments receivable   $30,895,900   $16,282,746
           Estimated residual value of equipment       1,727,787     1,071,785
           ---------------------------------------------------------------------
                                                      32,623,687    17,354,531
           Less: Unearned income                       2,564,309     1,121,782
           ---------------------------------------------------------------------
           Net investment in direct finance and
             sales-type leases                       $30,059,378   $16,232,749
           =====================================================================

      During the fourth quarter 1999, the Company wrote down the residual value of certain lease contracts by approximately $289,000.

Note 3: Future Minimum Lease Payments

      Future minimum lease rentals to be received by the Company under non-cancelable direct finance, sales-type and operating leases are as follows:

           Years ending         Direct Finance and
           December 31,         Sales-Type Leases      Operating Leases
           ---------------------------------------------------------------
           2000                      $9,155,536            $1,224,061
           2001                       4,996,532               524,564
           2002                       1,123,881                25,084
           2003                         513,065                    --

Note 4: Obligations for Financed Equipment - Non-Recourse

      Under various arrangements with banks and financial institutions, the Company finances substantially all of its equipment leases with non-recourse notes. In exchange for these future rentals, the Company receives a discounted cash payment. These notes provide for an assignment of future lease rentals to these institutions at effective interest rates (which range between 6.0% and 10.8%). In the event of default by a lessee, the financial institution has a first lien on the underlying equipment, with no further recourse against the Company. The underlying equipment securing these non-recourse notes represents the Company's assets under direct finance, sales-type and operating leases, which book value totaled approximately $37.3 million and $19.4 million at December 31, 1998 and 1999.

      Future maturities on non-recourse notes are:

             Years ending
             December 31,                   Lease Payments
             ---------------------------------------------------------
             2000                             $10,340,623
             2001                               5,573,738
             2002                               1,211,732
             2003                                 520,349
             ---------------------------------------------------------
                                               17,646,442
             Less: Interest                       890,933
             ---------------------------------------------------------
                                              $16,755,509
             =========================================================

Note 5: Notes Payable and Other Financing

      Notes payable were comprised of:

             December 31,                           1998            1999
             ----------------------------------------------------------------
             Notes payable to financial
               institutions (a)                  $1,601,990      $1,363,933
             Credit facilities (b)                1,773,699       1,899,095
             Notes payable (c)                      937,500         506,250
             ----------------------------------------------------------------
                                                 $4,313,189      $3,769,278
             ================================================================

(a) During 1998, the Company entered into a total of nine notes payable agreements totaling approximately $2,925,000 with a financial institution to finance the residual value of certain equipment on lease, at an interest rate of prime (8.50% at December 31, 1999) plus 0.25%. Interest is payable quarterly and the principal amount is due 60 days after lease expiration. These notes mature through 2001. The equipment on lease and the related lease serve as collateral for the notes payable.

      The Company entered into a similar notes payable in the amount of $18,036 with the same institution in 1998, respectively, and repaid the loans in the same year.

      No such transactions were entered into during 1999.

(b) In December 1997, the Company entered into a loan agreement with a bank for a $2,000,000 credit facility, which expired on December 30, 1998, to finance the purchase of equipment on leases that are approved by the bank. The bank will receive notes equal to the discounted rental payments under the leases being financed using the bank's current interest rate. The notes are payable monthly as the lease payments become due. As collateral for the notes, the bank has a first priority security interest in the equipment and the underlying lease. Under the agreement the Company's Paramount subsidiary was not in compliance with the debt covenant requiring tangible net worth of at least $8 million. As of December 31, 1999, the Company had $19,000 outstanding at a rate of 8.08%. The loan will mature in 2000.

      The Company maintains a $2,000,000 revolving line of credit agreement with a finance company for its subsidiary Paratech, secured by accounts receivable of Paratech. Interest on outstanding borrowings accrues at the prime rate (8.50% at December 31, 1999) plus 1-1/2%. Borrowings are limited to 85% of eligible accounts receivable. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of December 31, 1999, Paratech had $978,000 outstanding under this line, of which $665,000 was classified as debt. Under the agreement, the Company's Paratech subsidiary was not in compliance with the debt covenant requiring a liability to net worth ratio of less that 8 to 1. Paratech has obtained a waiver from the finance company for non-compliance with the aforementioned covenant for the year ended December 31, 1999.

      In addition, in connection with the acquisition of Comptech, the Company assumed all outstanding obligations under a similar arrangement between Comptech and the same finance company. This facility has been repaid in full.

      In April 1998, the Company entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Interest accrues at a rate of 8.14% and principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. As of December 31, 1999, approximately $250,000 remains outstanding under this agreement. Under the agreement, the Company's Paramount subsidiary was not in compliance with the debt covenant requiring minimum net worth of at least $7.0 million. Paramount has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the year ended December 31, 1999.

      In addition, the Company entered into a demand note with the same bank, in July 1999, collateralized by the same $600,000 in cash as the term loan for $215,000. Interest accrues at the prime rate (8.50% at December 31, 1999) plus 1% and is paid quarterly. As of December 31, 1999, approximately $215,000 remains outstanding.

      In January 1998, the Company entered into a $750,000 revolving line of credit agreement with a bank secured by accounts receivable which expires on June 30, 2000. Interest on outstanding borrowings accrues at the bank's prime rate (8.5% at December 31, 1999) plus 1%, and interest is paid monthly.

      Borrowings are limited to 80% of eligible accounts receivable. As of December 31, 1999, $750,000 was outstanding under this line.

(c) In connection with the acquisitions described in Note 3, the Company entered into promissory notes with several individuals. Interest on such notes ranges from 0% to 8.5%. The interest components of those non-interest bearing notes are immaterial. Annual maturities are $350,000 and $75,000 in 2000 and 2001, respectively.

Note 6: Income Taxes

The provision for (benefit from) income taxes is comprised of:

        Years ended December 31,           1997          1998           1999
        ======================================================================
        Current:
           Federal                     $       --    $         --     $73,795
           State                           63,703          43,328       8,637
                                      ----------------------------------------
                                           63,703          43,328      82,432
                                      ----------------------------------------
        Deferred:
           Federal                       (251,928)       (532,055)    (72,730)
           State                          (99,886)        (82,362)     (6,241)
                                      ----------------------------------------
                                         (351,814)       (614,417)    (78,971)
                                      ----------------------------------------
        Valuation allowance                    --         561,803      78,971
                                      ----------------------------------------
        Total                           $(288,111)     $   (9,286)    $82,432
                                      ========================================

Significant components of deferred income tax assets and (liabilities) are:

                                                     1998            1999
      -----------------------------------------------------------------------
      Depreciation                                 $ 655,323      $ 369,668
      Lease transactions treated differently
        for tax and financial reporting
        purposes                                    (726,226)       (45,187)
      Net operating loss carryforwards               600,320        354,361
      Other                                          122,386         51,932
      Valuation allowance                           (651,803)      (730,774)
      -----------------------------------------------------------------------
      Net deferred income tax                      $      --      $      --
      =======================================================================

The Company has net operating loss carryforwards for income tax reporting purposes of approximately $719,000 expiring through 2013 and an alternative minimum tax credit carryforward of $73,795. A full valuation allowance has been provided against the net deferred tax asset due to the uncertainty at December 31, 1999 as to their realization.

The following reconciliation presents the principal reasons for the difference between income taxes calculated at the United States federal statutory income tax rate (34%) and the provision for (benefit from) income taxes:

            Years ended December 31,        1997           1998        1999
        ----------------------------------------------------------------------
        Federal income tax expense
          (benefit) at U.S. statutory
          rate                           $(266,713)     $(626,651)   $(60,738)
        Permanent differences                   --             --      47,588
        Alternative minimum tax                 --             --      73,795
        Change in valuation allowance           --        561,803          --
        State taxes, net of federal
          benefit                           39,547         43,328       5,700
        All other, net                     (60,945)        12,234      16,087
                                         -------------------------------------
                                         $(288,111)     $  (9,286)   $ 82,432
                                         =====================================

Note 7: Stockholders' Equity

(a)   Class A and Class B Warrants

      On January 22, 1996 ("Effective Date"), the Company consummated an initial public offering of its securities. In connection with the offering, the Company issued a total of 1,495,000 units, inclusive of the underwriter's over-allotment option, which was exercised in full, at a price of $7.00 per unit. Each unit sold in the offering consisted of two shares of common stock and two redeemable Class A warrants. The common stock and Class A warrants were detachable and trade separately. The Class A warrants were exercisable commencing one year from the Effective Date. Four Class A warrants entitle the holder to purchase one share of common stock at $16.00 per share (after giving effect to a one-for-four reverse stock split of the common stock effected May 19, 1998 and subject to adjustment for anti-dilution) during the four year period commencing one year from the Effective Date. The Class A warrants are redeemable by the Company for $0.05 per warrant in the event that the closing bid price of the Company's common stock exceeds $36.00 per share (after giving effect to the one-for-four reverse stock split) for twenty consecutive trading days ending within ten days of the notice of redemption. With the prior written consent of the underwriter, upon thirty days written notice to all holders of the Class A warrants, the Company shall have the right to reduce the exercise price and/or extend the term of the class A warrants. None of the Class A warrants have been exercised to date.

      In connection with the Company's initial public offering, there was a secondary offering of securities by certain non-affiliated lenders of the Company (the "Selling Lenders"). The Selling Lenders registered 750,000 units (consisting of an aggregate of 1,500,000 shares of common stock and Class A warrants to purchase an aggregate of 1,500,000 shares of common stock), identical to the initial public offering units described above, as well as an additional 1,500,000 shares of common stock issuable upon the exercise of Class B warrants. The Class B warrants are identical to Class A warrants, except that their exercise price is $16.80 per share (after giving effect to the one-for-four reverse stock split). They are not included for listing on any public trading market and there is no solicitation fee payable in connection with their exercise. None of the Class B warrants have been exercised to date.

(b)   Authorized Shares Outstanding

      Effective May 19, 1998, the Board of Directors of the Company approved a reduction of the authorized number of shares of common stock from 35,000,000 to 17,500,000 and authorized a one-for-four reverse stock split of the Company's common stock. The par value of the common stock was increased from $.01 to $.04 per share. The preferred stock remained unchanged. All shareholders' equity accounts and per share date were retroactively adjusted to reflect this split.

(c)   Treasury Shares

      During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of common stock of the Company. The repurchase program took effect immediately and was authorized to continue for a period of two years. Subject to applicable rules, the plan allowed the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. As of December 31, 1998 and 1999, the Company had repurchased 24,500 shares for a cash purchase price of $50,605.

(d)   Warrants

      In January 1999, the Company, in connection with a service agreement, issued warrants, which expire in January 2002, to a third party to purchase 100,000 shares of the Company's common stock at an exercise price of $0.85 per share for 50,000 shares and $1.25 per share for 50,000 shares. The fair value of the warrants was approximately $25,000, which has been recorded as compensation expense.

Note 8: Stock Option Plans

(a)   Employee Stock Option Plan

      In August 28, 1995, the Board of Directors adopted and the Company's shareholders approved the Employee Stock Option Plan (the "Stock Option Plan") for all senior executive officers, key employees and consultants of the Company pursuant to which 187,500 shares of common stock were reserved for issuance. In June 1997, the Board of Directors approved an amendment to increase the aggregate number of shares of common stock reserved for issuance by 187,500 shares, for a total of 375,000. Additionally, in June 1999 the Board of Directors approved an amendment to increase the aggregate number of shares of common stock reserved for issuance by 125,00 shares, for a total of 500,000. Options granted under the Stock Option Plan may be either incentive stock options ("ISO"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options ("NSO's"). Under the Stock Option Plan, the Board of Directors may grant (i) ISO's at an exercise price per share which is not less than the fair market value of a share of common stock on the date on which such ISO's are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company), and (ii) NSO's at an exercise price per share which is determined by the Board of Directors (and which may be less than the fair market value of a share of common stock on the date on which such NSO's are granted). The Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Board of Directors, except that ISO's may not be exercised after the expiration of ten years from the date the ISO was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company). Any option granted under the Stock Option Plan will be nontransferable and may be exercised upon payment of the option price in cash, a cash equivalent, common stock or any other form of consideration, which is acceptable to the Board of Directors.

The following table summarizes the activity under the Stock Option Plan for the years ended December 31, 1998 and 1999:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                        Shares   Excise Price     Price
      ------------------------------------------------------------------
      Outstanding, December 31,
         1997                           41,250    $1.50-$2.38    $2.00
         Granted                       150,000     0.44-2.50      1.02
         Forfeited                      (5,250)    0.44-1.50       .99
      Outstanding, December 31,
         1998                          186,000     0.44-2.38      1.24
         Granted                        95,750     1.08-2.06      1.62
         Forfeited                     (70,100)    0.44-2.38       .85
      Outstanding, December 31,
         1999                          211,650     0.44-2.38      1.41
      Shares exercisable
         December 31, 1998               3,450     1.50-2.38      2.27
      Shares exercisable
         December 31, 1999              27,346     0.44-2.38       .90

The 211,650 options outstanding as of December 31, 1999 have a weighted average remaining contractual life of 8.71 years.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation has been recorded. As of December 31, 1999 the Company has not issued any options to consultants. Had compensation cost for the plan been determined in accordance with SFAS 123, the Company's net loss and basic loss per common share would have been decreased in the following pro forma amounts:

                                                                         December 31,
                                                        ------------------------------------------------
                                                             1997            1998            1999
       -------------------------------------------------------------------------------------------------
       Net loss                          As reported        $(496,338)    $(1,833,804)     $(261,069)
                                         Pro forma           (518,148)     (1,849,110)      (310,134)

       Basic and diluted loss income
         per common share                As reported           $(0.25)         $(0.89)        $(0.15)
                                         Pro forma             $(0.26)         $(0.89)        $(0.15)

      The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   December 31,
                                   ---------------------------------------------
                                        1997           1998            1999
       -------------------------------------------------------------------------
       Fair value                      $0.25          $0.59           $1.63
       Expected life (years)            3.45           3.87            2.45
       Risk-free interest rate           6.5%           4.8%            5.3%
       Volatility                         71%            73%             68%
       Dividend yield                      0%             0%              0%

      The pro forma effects of applying SFAS 123 are not indicative of future amounts because stock option awards are anticipated in future years.

(b)   Director Option Plan

      On October 1, 1995, the Board of Directors of the Company adopted and the Company's shareholders approved the Director Option Plan (the "Director Plan") pursuant to which 12,500 shares of common stock of the Company were reserved for issuance upon the exercise of options granted to non-employee directors of the Company. Under the Director Plan, an eligible director of the Company will, after having served as a director for one year, automatically receive non-qualified stock options to purchase 500 shares of common stock per annum at an exercise price equal to the fair market value of such shares at the time of grant of such options. Each option is immediately exercisable for a period of ten years from the date of grant but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company. As of December 31, 1999, there were options to purchase 1,000 shares of common stock granted to directors under the Director Plan.

Note 9: Employee Savings Plan

The Company has an employee savings plan, which covers all employees who have completed at least one year or service with the Company and permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Company contributions are discretionary. As of December 31, 1998 and 1999, the Company contributed $0 and $34,500, respectively.

Note 10: Segment Information

The Company's results of operations are reviewed and managed through three segments (i) high technology equipment leasing ("Paramount"), (ii) Internet, e-commerce and systems integration ("Paratech") and (iii) legal support staff ("DeltaGroup"). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluated segment performance based on net income (loss) for the years ended December 31, 1997 and 1998. During 1999, the Company decided to change the way in which it evaluated its segments by using pre-tax income (loss). The following represents selected financial information for the Company's segments for the years ended December 31, 1997, 1998 and 1999:

                            Paramount      Paratech    DeltaGroup      Total
       -------------------------------------------------------------------------
       1997
       -------------------------------------------------------------------------
       Revenues            $28,620,168    $3,774,673   $       --   $32,394,841
       Cost of sales        16,871,078     3,062,135           --    19,933,213
       Net income (loss)       231,251      (727,589)          --      (496,338)
       Assets               51,956,164     1,106,297           --    53,062,461

       1998
       -------------------------------------------------------------------------
       Revenues             29,090,851     5,411,945    3,982,695    38,485,491
       Cost of sales        20,536,854     4,453,016    3,167,396    28,157,266
       Net loss               (784,797)     (545,290)    (503,717)   (1,833,804)
       Assets               40,559,376     2,581,710    2,105,524    45,246,610

       1999
       -------------------------------------------------------------------------
       Revenues              9,168,201     9,505,458    7,319,254    25,992,913
       Cost of sales         8,334,953     6,595,490    5,076,594    20,007,037
       Pre-tax (loss)
         income                (61,834)      433,556     (550,362)     (178,640)
       Assets               21,920,306     3,723,053    1,854,996    27,498,355
       =========================================================================

Note 11: Significant Customers and Concentrations of Credit

For the years ended December 31, 1997, 1998 and 1999, the following customers represented in excess of 10% of total revenues for the respective years:

                 Customer             1997          1998         1999
           ---------------------------------------------------------------
                     A                 47%           --           --
                     B                 14%           51%          --
                     C                 --            11%          --

The Company's net investment in direct finance and sales-type leases is concentrated primarily with end users of the computer equipment. The Company had various arrangements with banks and financial institutions in which lease receivables are assigned to the institutions in exchange for a discounted cash payment. The financing is in the form of non-recourse notes, in which the financial institution has a lien on the underlying equipment with no further recourse against the Company. Therefore, the Company has no credit exposure from these assigned leases.

Note 12: Commitments and Contingencies

(a)   Operating Leases

      The Company leases two office facilities and office equipment under operating leases expiring through November 2002. Total rent expense amounted to approximately $90,000, $184,000 and $245,000 in 1997, 1998 and
      1999, respectively. Total minimum lease payments due under non-cancelable operating leases are as follows:

                    2000                             $231,000
                    2001                              207,000
                    2002                               59,000

(b)   Employment Agreements

      In 1999, employment agreements with 2 executives automatically renewed and will expire through the end of 2000 (subject to automatic renewal provisions) with aggregate minimum payments totaling $650,000.

      In connection with the acquisitions described in Note 1, the Company has also entered into employment agreements with 4 executives expiring through the end of 2000 with aggregate minimum payments totaling $589,000.

(c)   Legal Proceedings

      The Company is named in an action to the Company's relates to the Company's initial public offering in January 1996, in which the Plaintiffs allegedly bought shares of the Company (and shares of two other named defendants). The case principally focuses on various alleged activities of the Company's underwriter and the underwriter's principals and a broker in the initial public offering and alleges that the Plaintiffs suffered various damages as a result of a range of alleged counts. The Company believes that the Plaintiffs' allegations are without merit and intends to defend the suit vigorously.

      The Company is subject to legal proceedings and claims that a rise in the ordinary course of its business. In the opinion of the management, the amount of the ultimate outcome of these actions will not materially affect the Company's financial position, results of operations or cash flows.

(d)   Warrants

      A service agreement dated May 8, 1997 between the Company and its former investment adviser provided for a portion of compensation in the form of a warrant to purchase shares of the Company's common stock. Pursuant to the agreement the advisor was granted warrants to purchase 33,333 shares of the Company's common stock at $1.50 per share (after giving effect to the one-for-four reverse stock split).

Note 13: Supplemental Cash Flow Information

                                               Years ended December 31,
                                         ---------------------------------------
                                           1997           1998          1999
      --------------------------------------------------------------------------

      Fair value of assets acquired      $   --        $2,365,376    $      --
      Liabilities assumed                    --        (2,570,194)          --
      Notes issued                           --          (262,500)          --
      Warrants issued                        --                --      (22,901)
      Purchase price in excess of net
                assets acquired              --         1,477,490      118,232
      Cash paid for acquisitions         $   --        $1,010,172    $  95,331