Form 10-K/A
period 1999-12-31
5B TECHNOLOGIES CORP
filed 2000-04-07
CIK 1000179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                 ---------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

            Yes |X|      No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on April 4, 2000 was approximately $15,107,840 based on the closing sales price of such stock on such date, as reported by the Nasdaq SmallCap Market.

      The number of shares outstanding of the Registrant's Common Stock, as of April 4, 2000 was: 2,135,500 shares of Common Stock, $0.04 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           5B TECHNOLOGIES CORPORATION

                                   Form 10-K/A
                                 Amendment No. 1

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................1

ITEM 11 - EXECUTIVE COMPENSATION...............................................3

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND..................7

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................7

SIGNATURES.....................................................................8

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information is supplied with respect to the directors and executive officers of 5B Technologies Corporation:

Name                  Age    Position with the Corporation
----                  ---    -----------------------------

Glenn Nortman         42     Chief Executive Officer, Secretary and a Director
Jeffrey Nortman       41     Chief Operating Officer and a Director; Chief
                             Executive Officer of Deltaforce Personnel
                             Services, Inc.
Stuart A. Belloff     42     Chief Technology Officer and Executive Vice
                             President of Paratech Resources, Inc.
Anthony Fernandez     33     Director of Finance
Rocco C. Passafuime   42     Vice President of Sales of Paratech Resources, Inc.
Larry Austin          69     Director
William H. Kelly      59     Director

      Certain biographical information regarding each director and executive officer is set forth below:

      Glenn Nortman is the Chief Executive Officer, Secretary and a director of 5B Technologies. Prior to becoming Chief Executive Officer in 1997, Mr. Nortman had served as our Co-Chief Executive Officer beginning in 1996 and as the Executive Vice President from June 1992. Mr. Nortman runs the day-to-day operations of our Internet solutions, systems integration and consulting, and lease finance businesses. From 1987 to 1992, Mr. Nortman served as the National Accounts Manager for Pacificorp Capital, a wholly-owned computer leasing subsidiary of PacifiCorp, the public utility in Portland, Oregon. Mr. Nortman is the brother of Jeffrey Nortman.

      Jeffrey Nortman is the Chief Operating Officer and a director of 5B Technologies. Mr. Nortman has been the Chief Executive Officer of our subsidiary, Deltaforce Personnel Services, Inc., since we acquired Deltaforce in 1999. Prior to becoming Chief Operating Officer in 1997, Mr. Nortman served as our Co-Chief Executive Officer beginning in 1996 and as the President from the our inception in July 1991. From 1987 to 1991, Mr. Nortman was the Manager of Peripheral Trading for Pacificorp Capital. Mr. Nortman is the brother of Glenn Nortman.

      Stuart A. Belloff is the Executive Vice President and Chief Technology Officer of our subsidiary, Paratech Resources, Inc., a position he has held since October 1998. In October 1998, Paratech Resources acquired Comptech Resources Inc., a systems consulting, software applications and internet development firm, from Mr. Belloff and the other shareholders of Comptech Resources. Mr. Belloff joined Comptech Resources in 1994 as Executive Vice President of Comptech Resources and was appointed President of Comptech Resources in 1996. Prior thereto, Mr. Belloff was the Vice President of Microconnections, Inc., a software applications development firm, from 1991 to 1993. Prior thereto, Mr. Belloff founded Datatech Inc., an application development organization, in 1983 and served as its Senior Vice President from 1983 until Datatech was merged into Microconnections in 1991.

      Anthony Fernandez is the Director of Finance of 5B Technologies, a position he has held since January 1999. Prior to becoming Director of Finance in 1999, Mr. Fernandez served as our Controller beginning in 1998. Prior to his employment with us, Mr. Fernandez was the Chief

Financial Officer of DSO Fluid Handling, Inc., a manufacturer of replacement parts for machinery used in the food and pharmaceutical industry. Prior thereto, Mr. Fernandez was a Senior Accountant with the accounting firm of Shanholt Glassman Hoffman & Klein, P.C. from 1995 to 1997. Prior thereto, from 1993 to 1995, Mr. Fernandez was a Senior Associate at the accounting firm of BDO Seidman, LLP.

      Rocco C. Passafuime is the Vice President of Sales of our subsidiary, Paratech Resources, Inc., a position he has held since 1997. Prior to his employment with Paratech Resources, Mr. Passafuime was the Director of Sales of The Lande Group, a networking integration firm, from 1996 to 1997. Prior thereto, from 1992 to 1997, Mr. Passafuime was a Vice President of Sales and Network Service of Pride Technologies, a networking integration firm. Prior thereto, from 1987 to 1992, Mr. Passafuime was a Branch Sales Manager of JWP Information Systems, a systems integration firm.

      Larry Austin has been one of our directors since 1998. Mr. Austin is Chairman and Chief Executive Officer of Austin Travel Corporation, the 50th largest travel management company in the United States. In addition, he is Chairman of Austin Associates, LLC, a group of four hundred independent travel agents to whom Austin Travel Corporation provides contract management services, education services and technology procurement services. Mr. Austin also serves as a member of the Board of Directors of the Long Island Association, WLIW/Channel 21, CW Post School of Business, is President of the Long Island Philharmonic and Chairman of the Travel Management Alliance, a $3 billion group of travel management corporations.

      William H. Kelly has been one of our directors since 1998. The Honorable William H. Kelly is a prominent member of the Long Island community having served as Mayor of Asharoken since 1982. In addition, since 1976 Mr. Kelly has been the owner of WHK Leasing, a high technology equipment leasing company since 1976. Mr. Kelly has served as past President of the New York State Conference of Mayors and as Chairman Tri-County Village Officials Association.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our Common Stock and other of our equity securities and to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to us, we believe that, during the 1999 fiscal year, all filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with in a timely fashion during the fiscal year ended December 31, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

      The following table summarizes all compensation earned by or paid to our Chief Executive Officer and each of our other executive officers whose total annual salary and bonus exceeded $100,000 in 1999 (collectively, the "named executive officers"), for services rendered in all capacities to 5B Technologies during the fiscal years ended December 31, 1999, 1998 and 1997.

                           Summary Compensation Table

                                             Annual Compensation                      Long Term
                                                                                     Compensation
                                                                                     ------------
                                                                                      Securities
Name and                       Fiscal                             Other Annual        Underlying
Principal Position               Year    Salary       Bonus       Compensation         Options
------------------               ----    ------       -----       ------------         -------

Glenn Nortman................    1999    $380,000          --       $36,273(1)              --
  Chief Executive Officer        1998     340,182     $73,000        45,541(2)              --
                                 1997     332,717     100,000        39,580(3)           6,250

Jeffrey Nortman..............    1999    $280,317          --       $41,439(1)              --
  Chief Operating Officer        1998     365,112          --        45,258(2)              --
                                 1997     332,924          --        39,290(3)           6,250

Stuart A. Belloff............    1999    $175,000          --        $4,800(4)              --
  Chief Technology Officer       1998      31,827     $50,000           800(4)          40,000(5)

Anthony Fernandez............    1999    $ 97,763          --         $3,375(4)          7,000(5)
  Director of Finance            1998      20,840          --             --                --

Rocco C. Passafuime..........    1999    $174,567          --         $9,000(4)         28,750(5)
  Vice President of Sales        1998     153,523          --          9,000(4)         18,750(5)
                                 1997     120,076     $25,000          6,750(4)         18,750(5)

==================================================================================================

(1) Represents payments of approximately $18,000 for automobile expenses and $18,273 for country club dues for Mr. Glenn Nortman, and approximately $16,267 for automobile expenses and $25,172 for country club dues for Mr. Jeffrey Nortman.

(2) Represents payments of approximately $18,700 for automobile expenses and $26,841 for country club dues for Mr. Glenn Nortman, and approximately $18,400 for automobile expenses and $26,858 for country club dues for Mr. Jeffrey Nortman.

(3) Represents payments of approximately $18,700 for automobile expenses and $20,880 for country club dues and personal use for Mr. Glenn Nortman, and approximately $18,400 for automobile expenses and $20,890 for country club dues and personal use for Mr. Jeffrey Nortman.

(4)   Represents automobile expenses.

(5)   Reflects the number of shares of our common stock underlying such option.

      All directors of the Corporation are reimbursed for all reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors.

                        Option Grants In Last Fiscal Year

-------------------------------------------------------------------------------------------------------------------
                                  Individual Grants                                    Potential Realizable Value
                                                                                       At Assumed Annual Rates Of
                                                                                        Stock Price Appreciation
                                                                                           For Option Term(2)
                                                                                       ----------------------------
                             Number Of
                             Securities     Percent of
                             Underlying   Total Options
                              Options       Granted To    Exercise Of
                              Granted      Employees In    Base Price    Expiration
           Name                 (#)        Fiscal Year     ($/Sh)(1)        Date          5% ($)        10% ($)
           (a)                  (b)            (c)            (d)            (e)           (f)            (g)
-------------------------------------------------------------------------------------------------------------------
Anthony Fernandez             7,000         7.31%           $1.08       1/29/09          $4,754       $12,049(3)

-------------------------------------------------------------------------------------------------------------------
Rocco C. Passafuime          18,750        19.58%           $2.06       3/14/09         $24,326       $61,648(4)

-------------------------------------------------------------------------------------------------------------------
Rocco C. Passafuime          10,000        10.44%           $2.00       7/15/09         $12,578       $31,875(5)

-------------------------------------------------------------------------------------------------------------------

(1) Exercise price is equal to or greater than the fair market value of our common stock on the date of grant.

(2) Amounts represent hypothetical gains that could be achieved if the option is exercised at the end of the option term. These gains are disclosed as required under SEC rules, and are based on assumed rate of stock appreciation of 5% and 10% compounded annually from the option's date of grant to its date of expiration. Actual gain upon exercise, if any, will depend on the future performance of our common stock, the optionholder's continued employment with 5B Technologies and the date on which the option is exercised.

(3) The options vest in three annual installments beginning on January 29, 2000.

(4)   The options vest in three annual installments beginning on March 14, 2000.

(5)   The options vest in three annual installments beginning on July 15, 2000.

               Aggregated Option Exercises In Last Fiscal Year And
                              FY-End Option Values

------------------------------------------------------------------------------------------------------------------------
                                                                          Number Of Securities
                                                                               Underlying          Value Of Unexercised
                                                                          Unexercised Options    In-The-Money Options At
                                                                          At Fiscal Year-End        Fiscal Year End
                                                           Value                  (#)                      ($)
                              Shares Acquired On         Realized             Exercisable/             Exercisable/
           Name                  Exercise (#)               ($)               Unexercisable            Unexercisable
           (a)                       (b)                    (c)                   (d)                      (e)
------------------------------------------------------------------------------------------------------------------------
Glenn Nortman                        --                     --                 2,500/3,750                      0/0

------------------------------------------------------------------------------------------------------------------------
Jeffrey Nortman                      --                     --                 2,500/3,750                      0/0

------------------------------------------------------------------------------------------------------------------------
Rocco Passafuime                     --                     --               23,438/42,812                      0/0

------------------------------------------------------------------------------------------------------------------------
Stuart Belloff                       --                     --               13,333/26,667            19,173/38,347

------------------------------------------------------------------------------------------------------------------------
Anthony Fernandez                    --                     --                     0/7,000                 0/10,066

------------------------------------------------------------------------------------------------------------------------

Employment Agreements

      Messrs. Glenn and Jeffrey Nortman have employment agreements with the Corporation described below. Each of these employment agreements automatically renews for successive one year terms unless either the Corporation or the employee notifies the other of its intention not to renew the employment agreement within 90 days of each anniversary date of the agreements (i.e., by October 6 of each year such notice must be given).

      Under these employment agreements, during 2000 Messrs. Glenn and Jeffrey Nortman will receive base salaries of $380,000 and $280,300, respectively. As part of their compensation package, Messrs. Nortman also receive the use of an automobile and certain other fringe benefits commensurate with their duties and responsibilities. In addition, Messrs. Nortman will be entitled to receive a severance payment equal to 2.99 times their respective five year average salary if, among other things, without their consent, their duties, responsibilities or position are materially diminished, if there is any material breach of their employment agreements by the Corporation at any time during the term thereof of if the Corporation experiences a "Change of Control" (as defined therein).

      We are currently in discussions with each of Messrs. Glenn and Jeffrey Nortman with respect to amending their current employment agreements.

Key-Man and Split-Dollar Life Insurance

      The Corporation maintains key-man/split-dollar life insurance policies on the lives of each of Glenn and Jeffrey Nortman. The death benefits under these policies are allocated $1,000,000 towards the key-man component and $4,000,000 towards the split-dollar component.

Director Option Plan

      On October 1, 1995, our Board of Directors adopted, and our stockholders approved, the 5B Technologies 1995 Director Option Plan (the "Director Plan"), pursuant to which 12,500 shares of our Common Stock were reserved for issuance upon the exercise of options granted to our non-employee directors. The purpose of the Director Plan is to encourage ownership of our Common Stock by our non-employee directors whose initial retention and then continued services are considered essential to our future and to provide them with a further incentive to remain as our directors. To date, 1,000 such options have been granted under the Director Plan.

      The Directors Plan is administered by our Board of Directors. Our directors who are not employees of 5B Technologies or any of our subsidiaries are eligible to participate in the Director Plan. The Director Plan expires in August 2005. Our Board of Directors may award, alter or discontinue the Director Plan, subject to certain limitations.

      Under the Director Plan, an eligible director will, after having served as a director for one year, receive a formula grant of a non-qualified stock option to purchase 500 shares of our Common Stock at an exercise price equal to the fair market value of such shares at the time of grant of such option. Each such option is immediately exercisable for a period of 10 years from the date of grant but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of 5B Technologies. Options granted under the Director Plan are not transferable by the optionee other than by will, laws of descent and distribution or as required by law.

      Common Stock may be purchased upon the exercise of an option by payment in cash or cash equivalent, through the delivery of shares of Common Stock having a fair market value equal to the cash exercise price of the option, or any combination of the above, subject to the discretion of our Board of Directors.

Compensation Committee Interlocks and Insider Participation

      We do not currently have a compensation committee, and instead our entire Board of Directors determined the levels of executive officer compensation during 1999. None of our executive officers had any relationship reportable under the Compensation Committee Interlock regulations during 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the number and percentage of shares of our Common Stock beneficially owned, as of April 4, 2000, by (i) all persons known by us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our current directors and named executive officers; and
(iii) all of our directors and executive officers as a group.

Name and Address               Amount and Nature of
of Beneficial Owner(1)         Beneficial Ownership   Percent of Common Stock(2)
-------------------            --------------------   -----------------------

Glenn Nortman...............       378,986(3)                  17.72%
Jeffrey Nortman.............       378,986(3)                  17.72
William H. Kelly............        12,088(4)                      *
Larry Austin................           500(5)                      *
Stuart Belloff..............        13,333(5)                      *
Anthony Fernandez...........         2,333(5)                      *
Rocco C. Passafuime.........        34,376(5)                   1.58
All directors and executive
officers as a group
  (5 persons)...............       820,602                     37.40%


----------

 *    Less than 10%.

(1) The address of each listed person is c/o 5B Technologies Corporation, One Jericho Plaza, Jericho, New York 11753.

(2) Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of our Common Stock outstanding, net of treasury shares. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which such person or group of persons has the right to acquire within 60 days from April 4, 2000 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 3,750 shares of Common Stock.

(4) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 500 shares of Common Stock.

(5) Represents only options which are currently exercisable (or exercisable within 60 days) to purchase shares of Common Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since the beginning of our fiscal year ending December 31, 1999, there were no relationships or transactions to be disclosed pursuant to this Item 13.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           5B TECHNOLOGIES CORPORATION


Dated: April 7, 2000                       By: /s/ Glenn Nortman
                                               ---------------------------------
                                               Glenn Nortman,
                                               Chief Executive Officer