Form 10-Q
period 2000-03-31
5B TECHNOLOGIES CORP
filed 2000-05-15
CIK 1000179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                 NUMBER OF SHARES OUTSTANDING AT MAY 12, 2000:

          2,135,500 SHARES OF COMMON STOCK, PAR VALUE $0.04 PER SHARE.

================================================================================

                           5B TECHNOLOGIES CORPORATION

                    INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                 MARCH 31, 2000

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1 -  Financial Statements

             Consolidated Balance Sheets

             March 31, 2000 and December 31, 1999..............................1

             Consolidated Statements of Operations Three
             Months Ended March 31, 2000 and 1999..............................2

             Consolidated Statements of Cash Flows Three
             Months Ended March 31, 2000 and 1999..............................3

             Notes to Unaudited Consolidated Financial
             Statements......................................................4-6

   Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................7-11

   Item 3 -  Quantitative and Qualitative Disclosures About
             Market Risk......................................................12

PART II - Other Information...................................................13

SIGNATURES....................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                                              MARCH 31,                 DECEMBER 31,
                                                                                                2000                       1999
                                                                                            -------------               -----------
                                                                                             (UNAUDITED)
                                ASSETS
Current assets:

   Cash and cash equivalents ...................................................             $    317,604              $  1,003,752

   Investments available for sale ..............................................                  931,705                   925,616

   Accounts receivable .........................................................                2,499,884                 2,718,646

   Other current assets ........................................................                  143,668                    61,164
                                                                                             ------------              ------------
       Total current assets ....................................................                3,892,861                 4,709,178
                                                                                             ------------              ------------
Investments available for sale .................................................                  156,493                   157,060

Goodwill .......................................................................                1,461,826                 1,498,292

Net assets of discontinued operation ...........................................                  913,020                 1,812,232

Other assets ...................................................................                1,022,653                 1,098,260
                                                                                             ------------              ------------
       Total assets ............................................................             $  7,446,853              $  9,275,022
                                                                                             ============              ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable ............................................................             $    660,829              $    745,839

   Accrued liabilities .........................................................                  396,976                   558,840

   Notes payable ...............................................................                2,025,164                 2,227,775
                                                                                             ------------              ------------
       Total current liabilities ...............................................                3,082,969                 3,532,454

Notes payable ..................................................................                   91,670                   158,600
                                                                                             ------------              ------------
       Total liabilities .......................................................                3,174,639                 3,691,054
                                                                                             ------------              ------------
Stockholders' equity:

   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, none outstanding ..............................................                     --                        --

   Common stock, $.04 par value; 17,500,000 shares
     authorized, and 2,160,000 shares issued and outstanding ...................                   86,400                    86,400

   Additional paid-in capital ..................................................               14,520,929                14,504,629

   Stock subscription receivable ...............................................                 (812,500)                 (812,500)

   Accumulated deficit .........................................................               (9,472,011)               (8,143,956)

   Treasury stock, 24,500 shares at cost .......................................                  (50,605)                  (50,605)
                                                                                             ------------              ------------
Total stockholders' equity .....................................................                4,272,213                 5,583,968
                                                                                             ------------              ------------
Total liabilities and stockholders' equity .....................................             $  7,446,853              $  9,275,022
                                                                                             ============              ============

          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                    UNAUDITED


                                                                                                  2000                       1999
                                                                                              -----------               -----------
Sales ..........................................................................              $ 3,883,016               $ 4,004,540

Cost of sales ..................................................................                2,653,387                 2,930,724
                                                                                              -----------               -----------
       Gross profit ............................................................                1,229,629                 1,073,816
                                                                                              -----------               -----------
Expenses:

       Selling .................................................................                  390,247                   354,644

       General and administrative ..............................................                1,198,353                 1,271,756
                                                                                              -----------               -----------
       Total expenses ..........................................................                1,588,600                 1,626,400
                                                                                              -----------               -----------
Loss from operations ...........................................................                 (358,971)                 (552,586)

Interest income ................................................................                    9,233                    14,616
                                                                                              -----------               -----------
Loss before provision for income and
  discontinued operations ......................................................                 (349,738)                 (537,970)

Provision for income taxes .....................................................                      944                       825
                                                                                              -----------               -----------
       Loss from continuing operations .........................................                 (350,682)                 (538,795)

Discontinued operation:

       (Loss) income from discontinued operation ...............................                 (121,175)                  425,016

       Loss on disposal of discontinued operation ..............................                 (856,198)                     --
                                                                                              -----------               -----------
Net loss .......................................................................              $(1,328,055)              $  (113,779)
                                                                                              ===========               ===========
Basic (loss) earnings per share:

       Continuing operations ...................................................              $     (0.16)              $     (0.26)
                                                                                              ===========               ===========
       Discontinued operations .................................................              $     (0.46)              $      0.20
                                                                                              ===========               ===========
       Net loss per share ......................................................              $     (0.62)              $     (0.06)
                                                                                              ===========               ===========
Diluted (loss) earnings per share:

       Continuing operations ...................................................              $     (0.16)              $     (0.26)
                                                                                              ===========               ===========
       Discontinued operation ..................................................              $     (0.46)              $      0.20
                                                                                              ===========               ===========
       Net loss per share ......................................................              $     (0.62)              $     (0.06)
                                                                                              ===========               ===========


          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                    UNAUDITED

                                                                                                         2000                1999
                                                                                                     -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................................................       $(1,328,054)       $  (113,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Loss from discontinued operation ........................................................            40,282               --
     Loss from sale of discontinued operation ................................................           856,198               --
     Issuance of stock options ...............................................................            16,300               --
     Depreciation and amortization ...........................................................           124,519            113,942
     Depreciation and amortization on discontinued operation .................................           530,530          1,058,132
     Changes in operating assets and liabilities:

        Accounts receivable ..................................................................           218,762           (310,487)
        Other assets .........................................................................           (94,951)           (95,657)
        Accounts payable .....................................................................           (85,010)            93,187
        Accrued expenses .....................................................................          (161,864)             8,374
                                                                                                     -----------        -----------
Net cash provided by continuing operations ...................................................           116,712            753,712
Net cash provided by discontinued operation ..................................................           689,967            218,029
                                                                                                     -----------        -----------
Net cash provided by operating activities ....................................................           806,679            971,741
                                                                                                     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for acquisitions, net of cash acquired ..........................................              --              (50,000)
     Purchases of investments ................................................................            (5,522)            (6,710)
                                                                                                     -----------        -----------
Net cash used in investing activities by discontinued operation ..............................            (5,522)           (56,710)
Net cash provided by discontinued operation ..................................................         2,616,581          3,651,572
                                                                                                     -----------        -----------
Net cash provided by investing activities ....................................................         2,611,059          3,594,862
                                                                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable .............................................................           142,621            370,718
     Repayment of notes payable ..............................................................          (412,162)          (696,596)
                                                                                                     -----------        -----------
Net cash used in financing activities ........................................................          (269,541)          (325,878)
Net cash used by discontinued operation ......................................................        (3,834,345)        (4,599,666)
                                                                                                     -----------        -----------
Net cash used in financing activities ........................................................        (4,103,886)        (4,925,544)
                                                                                                     -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................................          (686,148)          (358,941)
CASH AND CASH EQUIVALENTS, beginning of period ...............................................         1,003,752          1,495,082
                                                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS, end of period .....................................................       $   317,604        $ 1,136,141
                                                                                                     ===========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes ...................................................................       $     1,694        $    35,830
                                                                                                     ===========        ===========
Cash paid for income taxes for discontinued operation ........................................       $    70,969        $      --
                                                                                                     ===========        ===========
Cash paid for interest .......................................................................       $    53,491        $    27,329
                                                                                                     ===========        ===========
Cash paid for interest for discontinued operation ............................................       $   252,792        $   592,028
                                                                                                     ===========        ===========

          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of 5B Technologies Corporation and subsidiaries (the "Company") at March 31, 2000 and its results of operations and cash flows for the three months ended March 31, 2000 and 1999, respectively, have been included (See Note
     2).

     The financial statements for the three months ended March 31, 2000 are consolidated to include the results of the Company's two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc. ("DeltaGroup"). All material intercompany balances and transactions have been eliminated.

     The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

     Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

2.   DISCONTINUED OPERATION

     On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc. ("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation for the three months ended March 31, 2000, and the balance sheet as of December 31, 1999 and the statements of operations and cash flows for the three months ended March 31, 1999 have been restated to conform with this presentation. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000, for a total loss of approximately $856,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. Net sales for Paramount were approximately $1,588,000 and $3,562,000 for the three months ended March 31, 2000 and 1999, respectively.

     The components of net assets of discontinued operation included in the Company's Consolidated Balance Sheets at March 31, 2000 and December 31, 1999, are as follows:

                                                                                                   2000                1999
                                                                                              ------------        ------------
     Accounts receivable ..............................................................       $    215,217        $    274,613
     Net investment in direct finance and sales-type leases ...........................         13,778,669          16,232,749
     Assets held under operating leases, net of accumulated depreciation ..............          2,018,483           2,990,213
     Other assets .....................................................................            105,439             537,990
     Accrued expenses (includes provision for loss on disposal of
       $856,000 in 2000) ..............................................................           (900,721)            (84,922)
     Notes payable ....................................................................           (376,299)         (1,382,902)
     Obligations for financed equipment - non-recourse
                                                                                               (13,927,768)        (16,755,509)
                                                                                              ------------        ------------
                                                                                              $    913,020        $  1,812,232
                                                                                              ============        ============

3.   EARNINGS PER SHARE

         A reconciliation of shares used in calculating basic and diluted earnings per share follows:

     Shares used in computing net (loss) from continuing operations per share:



     Basic ..................................................................................        2,135,500        2,067,397

     Effect of assumed conversion of employee stock options and warrants ....................             --               --
                                                                                                     ---------        ---------
     Diluted ................................................................................        2,135,500        2,067,397
                                                                                                     =========        =========

     Shares used in computing net (loss) from discontinued operation per share:

     Basic ..................................................................................        2,135,500        2,067,397

     Effect of assumed conversion of employee stock options and warrants ....................             --             98,759
                                                                                                     ---------        ---------
     Diluted ................................................................................        2,135,500        2,166,156
                                                                                                     =========        =========


4.   SEGMENT INFORMATION

         The Company's results of operations are reviewed and managed through three segments (i) corporate overhead ("5B"), (ii) Internet, e-commerce and systems integration ("Paratech") and (iii) legal support staff ("DeltaGroup"). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies, which can be found on pages F-8 through F-12 of the Company's Annual Report on Form 10-K (for the year ended December 31, 1999). The following represents selected financial information for the Company's segments for the three months ended March 31, 2000 and 1999:


     THREE MONTHS ENDED
     MARCH 31, 2000                                      5B              PARATECH           DELTAGROUP             TOTAL
     --------------                                 ----------           ---------          ----------          ----------
 S>
     Revenues ...........................          $                    $1,916,310          $1,966,706          $3,883,016
     Cost of sales ......................                 --             1,255,983           1,397,404           2,653,387
     Pre-tax net loss ...................               69,173             166,839             114,670             350,682
     Assets .............................            2,209,184(1)        3,046,740           2,210,929           7,466,853

     THREE MONTHS ENDED
     MARCH 31, 1999                                      5B              PARATECH           DELTAGROUP               TOTAL
     --------------                                 ----------           ---------          ----------          ----------
     Revenues ...........................          $                    $2,410,269          $1,594,271          $4,004,540
     Cost of sales ......................                 --             1,906,733           1,023,991           2,930,724
     Pre-tax net loss ...................               35,089             306,593             197,113             538,795
     Assets .............................            3,859,820(1)        3,143,540           2,271,662           9,275,022


     1 Includes $913,020 and $1,812,232 of the net assets of discontinued operation at March 31, 2000 and 1999, respectively.

5.   SUBSEQUENT EVENTS

         On April 17, 2000, the Company received an equity investment of $1,000,000 from La Vista Investors, LLC, a fund managed by WEC Asset Management LLC ("La Vista"), a New York-based investment company. In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock, subject to certain anti-dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the three lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

RECENT DEVELOPMENTS

         5B Technologies Corporation and subsidiaries ("5B" or the "Company") is a comprehensive business solution provider, offering customers a wide range of integrated services, including Internet solutions, information technology ("IT") consulting, systems integration and staffing services. The Company includes two wholly owned subsidiaries, Paratech Resources, Inc. ("Paratech") and Deltaforce Personnel Services, Inc. ("DeltaGroup").

         On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc. ("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation for the three months ended March 31, 2000, and the balance sheet as of December 31, 1999 and the statements of operations and cash flows for the three months ended March 31, 1999 have been restated to conform with this presentation. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000, for a total loss of approximately $856,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. Net sales for Paramount were approximately $1,588,000 and $3,562,000 for the three months ended March 31, 2000 and 1999, respectively.

         5B was founded in July of 1991 as a wholesale trader of used computer equipment and computer leasing company. From inception through the end of 1995, the Company generated most of its revenue from its wholesale trading business. In January of 1996 the Company completed an initial public offering which enabled it to expand its leasing portfolio. Also, in 1996, the Company recognizing the emergence of desktop personal computers as the future for small to mid-sized companies' processing and operational needs, established a new wholly owned subsidiary, Paratech Resources, Inc., to address opportunities in this new market. Paratech began by offering its customers system design, integration and other value added support services for local area and wide area networks environments.

         In order to further enhance and expand its system integration services and solutions business, the Company acquired Comptech Resources, Inc. ("Comptech") in October of 1998. Comptech was a systems consulting, software application, Year 2000 compliance and Internet design and development firm. The acquisition of Comptech brought to the Company a specialization in client-server accounting, sales-force automation, web development and e-commerce solutions.

         To expand its Internet solutions business and to add the ability to host clients, the Company acquired, in March of 1999, certain assets of Web Business Systems Inc. ("Web"), a small, New York based web hosting and development company. The acquisitions of Comptech and Web have enabled the Company to offer a full complement of state-of-the-art Internet and IT solutions.

         In February of 2000, the Company changed its name from Paramount Financial Corporation to 5B Technologies Corporation in connection with the Company's reorganization, pursuant to Delaware law, into a holding company corporate structure. This reorganization and related name change reaffirmed the Company's commitment to its Paratech subsidiary and the de-emphasis of the Company's leasing activities. Then, in May of 2000, the Company sold the majority of its leasing portfolio. The sale of the leasing portfolio generated working capital for the Company which it plans to use to expand its Paratech subsidiary in order to take advantage of the significant market opportunities that the Company believes exists in the Internet and e-commerce sectors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         For the three months ended March 31, 2000, the Company recorded sales revenues of $3.9 million, a $0.1 million decrease from the $4.0 million recorded during the three months ended March 31, 1999. Paratech reported revenue for the three months ended March 31, 2000 of $1.9 million, a decrease of $0.5 million, or 21%, compared to the $2.4 million recorded for the three months ended
March 31, 1999. The decrease in revenue at Paratech is a result of the timing of client engagements and project completion dates. DeltaGroup recorded
$2.0 million in revenue during the three months ended March 31, 2000, an increase of $0.4 million, or 25%, over the $1.6 million recorded for the three months ended March 31, 1999. The increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis, the expansion of its customer base and an increase in its permanent placement revenue.

         Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the three months ended March 31, 2000, the Company recorded cost of sales of $2.7 million, a decrease of $0.2 million, or 7%, compared to the $2.9 million recorded for the three months ended March 31, 1999. The decrease is predominantly due to the decrease in cost of sales of the Company's Paratech subsidiary. Paratech reported cost of sales of $1.3 million, a decrease of $0.6 million, or 32%, compared to the $1.9 million recorded for the three months ended March 31, 1999. The reason for this decrease is the growth of Paratech's Internet division which typically generates higher gross margins and lower cost of sales. The DeltaGroup posted cost of sales of $1.4 million, a $0.4 million, or 40%, increase compared to the $1.0 million recorded in the three months ended March 31, 1999. The reason for the increase is predominantly due to the increase in revenue which generated corresponding increases in temporary salaries and associated payroll taxes.

         Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the three months ended March 31, 2000 was $390,000, a 10% increase over the $355,000 recorded in the comparable prior period. Paratech reported selling expenses of $193,000, or 10%, of revenue for the three months ended March 31, 2000 compared to $130,000, or 7%, of revenue for the period ended March 31, 1999. The increase in selling expenses for Paratech is predominantly due to the addition of new salespeople. DeltaGroup reported selling expenses of $197,000, or 10%, of revenue for the three months ended March 31, 2000 compared to $225,000, or 14%, of revenue for the period ended March 31, 1999. The increase in selling expenses is predominantly due to a restructuring of salespeople's commissions.

         General and administrative expenses totaled $1.2 million for the three months ended March 31, 2000, representing a decrease of 8% compared to the $1.3 million recorded during the three months ended March 31, 1999. Paratech reported SG&A of $588,000, or 31%, of revenue for the three months ended March 31, 2000 compared to $584,000, or 24%, of revenue for the period ended March 31, 1999. DeltaGroup reported SG&A of $518,000, or 26%, of revenue for the three months ended March 31, 2000 compared to $572,000, or 36%, of revenue for the period ended March 31, 1999. The decrease is predominantly due to a decrease in administrative salaries.

         The tax provision of $1,000 for the three months ended March 31, 2000 and 1999 reflects the state taxes due.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had $1.4 million in cash and cash equivalents and investments available for sale. Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Investments available for sale also includes 250,000 shares and a warrant to purchase 50,000 shares of a privately held company, which had a fair value of approximately $438,000.

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

         At March 31, 2000, the Company had three types of credit lines available:

         TERM LOAN: In April 1998, the Company entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account (the "Term Loan"). Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing and the Company is undergoing negotiations with the bank to establish repayment terms. As of March 31, 2000, approximately $423,000 remained outstanding under these loans collateralized by $500,000 in cash maintained in an investment account. Under the agreement, the Company was not in compliance with the debt covenant requiring minimum net worth of at least $5.5 million at March 31, 2000. However, the Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the three months ended March 31, 2000. The Company is currently in negotiations to revise the existing debt covenant.

         DELTAGROUP REVOLVING CREDIT FACILITY: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable, which will expire on June 30, 2000. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of March 31, 2000, DeltaGroup had $750,000 outstanding under this line.

         PARATECH EQUIPMENT ACQUISITION CREDIT FACILITY: Paratech has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory (the "Paratech Facility"). Interest on outstanding borrowings accrues at the prime rate plus 1 1/2%. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of March 31, 2000, Paratech had $718,000 outstanding under this line. Under the agreement, at March 31, 2000 Paratech was not in compliance with the debt covenant requiring a liability to net worth ratio of less than 8 to 1 and net income greater than $0. However, Paratech has obtained a waiver from the finance company for non-compliance with the aforementioned covenant for the three months ended March 31, 2000.

         Each of the Company's three credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other two credit lines.

         As described above, the Company has received waivers from the lenders under the Term Loan and the Paratech Facility as a result of the Company's non-compliance at March 31, 2000 with certain covenants under such facilities. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under these facilities, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line which would have the effect of also causing a default under the Company's other two credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $1,891,000, at March 31, 2000, under its respective credit lines immediately due and payable.

         On April 17, 2000, the Company received an equity investment of $1,000,000 from La Vista Investors, LLC, a fund managed by WEC Asset
Management LLC ("La Vista"), a New York-based investment company. In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock, subject to certain anti-dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the three lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common
     Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion.

         The Company believes that cash generated from operations, amounts available under its credit facilities, the proceeds received from the sale of its leasing assets and from the sale of securities to La Vista, and/or other third party financing will be sufficient to fund necessary capital expenditures and to provide adequate working capital for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations, or that if required, such financing will be available on commercially reasonable terms. In addition, the Company will require additional financing after such date to fund its operations.

INFLATION

         Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

         Statements contained in this Form 10-Q, which are not historical facts, are forwarding-looking statements. The forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, specific factors impacting the Company's business, including increased competition; the ability of the Company to expand its operations and attract and retain qualified sales representatives and technically trained consultants experienced in the Internet and IT sectors; the ability of the Company to attract and retain Internet solutions and IT professionals skilled in specific applications; the ability of the Company to attract and retain qualified personnel in the legal staffing sector; the availability of computer equipment; competition in the Internet solutions and IT consulting sector and general economic conditions and the Company's need for additional capital to finance the growth of its operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosure About Market Risk", on page 22 of the Company's Annual Report on Form 10-K, is incorporated herein by reference. No material changes have occurred from the disclosure in Form 10-K, through the three months ended March 31, 2000.

          PART II:  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                    The information contained in Footnote 5- Subsequent Events, set forth in Notes to Unaudited Consolidated Financial Statements herein, is hereby incorporated by reference into this Item 2. The securities described in such Footnote 5 were sold in reliance upon
           Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for sales of securities by an issuer not involving a public offering.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS.

                  27.    Financial Data Schedule.

            (b)   REPORTS ON FORM 8-K.

                  (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February
                         15, 2000. The following items were reported in such Form 8-K:
                                 1.  Item 5.  Other Events.
                                 2.  Item 7.  Financial Statements and Exhibits.
                                 (a) Agreement and Plan of Merger, dated as of February 11, 2000, by and among Paramount Financial Corporation, 5B Technologies Corporation and Paramount Merger
                                 Corporation.
                                 (b) Press Release, dated February 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      5B TECHNOLOGIES CORPORATION


Date:  May 15, 2000                   By:      /S/ GLENN NORTMAN
                                         ---------------------------------------
                                          Glenn Nortman, Chief Executive Officer