Form 10-Q
period 2000-06-30
5B TECHNOLOGIES CORP
filed 2000-08-14
CIK 1000179

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


                       FOR THE QUARTER ENDED JUNE 30, 2000


                         COMMISSION FILE NUMBER 0-27190


                           5B TECHNOLOGIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                             11-3529387
         (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
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


                NUMBER OF SHARES OUTSTANDING AT AUGUST 14, 2000:

          2,135,500 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

================================================================================

                           5B TECHNOLOGIES CORPORATION

                    INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                  JUNE 30, 2000


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

       Item 1 -  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2000 (unaudited) and December 31, 1999..............1

                  Consolidated Statements of Operations for the Three
                  Months Ended and Six Months Ended June 30, 2000 and
                  1999 (unaudited).............................................2

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2000 and 1999 (unaudited)..............3

                  Notes to Unaudited Consolidated Financial Statements.......4-5

       Item 2 -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................6-11

       Item 3 -  Quantitative and Qualitative Disclosure About Market
                 Risk.........................................................12

PART II - Other Information...................................................13

SIGNATURES....................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         ASSETS                                       JUNE 30,      DECEMBER 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                     (UNAUDITED)
Current assets:

   Cash and cash equivalents                                        $  1,366,420    $  1,003,752

   Investments available for sale                                      1,096,425         925,616

   Accounts receivable, net of allowance for doubtful accounts of
   $80,000 and $70,000, respectively                                   7,532,664       2,718,646

   Other current assets                                                  176,897          61,164
                                                                    ------------    ------------

       Total current assets                                           10,172,406       4,709,178
                                                                    ------------    ------------

Investments available for sale                                              --           157,060

Goodwill, net of accumulated amortization of $225,913 and
$155,645, respectively                                                 1,428,024       1,498,292

Net assets of discontinued operation                                     240,692       1,812,232

Other assets                                                           1,032,319       1,098,260
                                                                    ------------    ------------

       Total assets                                                 $ 12,873,441    $  9,275,022
                                                                    ============    ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                 $  5,482,592    $    745,839

   Accrued liabilities                                                   264,395         558,840

   Notes payable                                                       1,926,651       2,227,775
                                                                    ------------    ------------

       Total current liabilities                                       7,673,638       3,532,454

Notes payable                                                             13,875         158,600
                                                                    ------------    ------------

       Total liabilities                                               7,687,513       3,691,054
                                                                    ------------    ------------

Stockholders' equity:

   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1,000 shares issued and outstanding                          10            --

   Common stock, $.04 par value; 17,500,000 shares
     authorized, and 2,160,000 shares issued and outstanding              86,400          86,400

   Additional paid-in capital                                         15,395,384      14,504,629

   Stock subscription receivable                                        (812,500)       (812,500)

   Accumulated deficit                                                (9,432,761)     (8,143,956)

   Treasury stock, 24,500 shares at cost                                 (50,605)        (50,605)
                                                                    ------------    ------------

Total stockholders' equity                                             5,185,928       5,583,968
                                                                    ------------    ------------

Total liabilities and stockholders' equity                          $ 12,873,441    $  9,275,022
                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,

                                                         2000         1999            2000           1999
                                                      ----------   -----------    ------------    -----------
Sales                                                 $9,517,310   $ 4,128,960    $ 13,400,326    $ 8,133,500

Cost of sales                                          7,722,370     3,096,803      10,375,757      6,027,527
                                                      ----------   -----------    ------------    -----------

       Gross profit                                    1,794,940     1,032,157       3,024,569      2,105,973
                                                      ----------   -----------    ------------    -----------

Expenses:

Selling                                                  407,185       335,913         797,432        690,557

General and administrative                             1,362,376     1,060,791       2,560,729      2,332,547
                                                      ----------   -----------    ------------    -----------

       Total expenses                                  1,769,561     1,396,704       3,358,161      3,023,104
                                                      ----------   -----------    ------------    -----------

Income (loss) from operations                             25,379      (364,547)       (333,592)      (917,131)

Interest income                                           19,268         6,838          28,501         21,454
                                                      ----------   -----------    ------------    -----------

Income (loss) before provision (benefit) for income
   taxes and discontinued operations                      44,647      (357,709)       (305,091)      (895,677)

Provision (benefit) for income taxes                       5,397      (310,583)          6,341       (309,758)
                                                      ----------   -----------    ------------    -----------

       Income (loss) from continuing operations           39,250       (47,126)       (311,432)      (585,919)

Discontinued operation:

       Income (loss) from discontinued operation .          --          61,927        (121,175)       486,943

       Loss on disposal of discontinued operation           --            --          (856,198)          --
                                                      ----------   -----------    ------------    -----------

Net income (loss)                                     $   39,250   $    14,801    $ (1,288,805)   $   (98,976)
                                                      ----------   -----------    ------------    -----------

Basic earnings (loss) per share:

       Continuing operations                          $     0.02   $     (0.02)   $      (0.15)   $     (0.28)
                                                      ==========   ===========    ============    ===========

       Discontinued operation                         $     --     $      0.03    $      (0.45)   $      0.23
                                                      ==========   ===========    ============    ===========

       Net income (loss) per share                    $     0.02   $      0.01    $      (0.60)   $     (0.05)
                                                      ==========   ===========    ============    ===========

Diluted earnings (loss) per share:

       Continuing operations                          $     0.01   $     (0.02)   $      (0.15)   $     (0.28)
                                                      ==========   ===========    ============    ===========

       Discontinued operation                         $     --     $      0.03    $      (0.45)   $      0.23
                                                      ==========   ===========    ============    ===========

       Net income (loss) per share                    $     0.01   $      0.01    $      (0.60)   $     (0.05)
                                                      ==========   ===========    ============    ===========

                 See accompanying notes to financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30,

                                    UNAUDITED

                                                                                   2000           1999
                                                                               ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (1,288,805)   $   (98,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Loss from discontinued operations                                               40,282           --
     Loss from sale of discontinued operation                                       856,198           --
     Bad debt reserve                                                                10,000           --
     Issuance of stock options                                                       16,300           --
     Depreciation and amortization                                                  239,353        235,484
     Depreciation and amortization on discontinued operation                        644,523      2,071,284
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (4,824,018)      (715,559)
        Other assets                                                               (198,948)       257,427
        Accounts payable                                                          4,736,753        138,971
        Accrued expenses                                                           (294,444)       105,706
                                                                               ------------    -----------
Net cash provided by (used in) continuing operations                                (62,806)     1,994,337
Net cash provided by (used in) discontinued operation                              (245,927)        91,981
                                                                               ------------    -----------
Net cash provided by operating activities                                          (308,733)     2,086,318
                                                                               ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for acquisitions, net of cash acquired                                                (64,832)
     Purchases of investments                                                       (13,749)       (17,796)
                                                                               ------------    -----------

Net cash used by continuing operations                                              (13,749)       (82,628)
Net cash provided by discontinued operation                                      12,203,495      6,906,444
                                                                               ------------    -----------
Net cash provided by investing activities                                        12,189,746      6,823,816
                                                                               ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                    645,768        797,482
     Repayment of notes payable                                                  (1,111,546)      (946,736)
     Issuance of preferred stock                                                    874,465           --
                                                                               ------------    -----------

Net cash provided by (used in) continuing operations                                408,687       (149,254)
Net cash used by discontinued operation                                         (11,927,032)    (9,283,837)
                                                                               ------------    -----------
Net cash used in financing activities                                           (11,518,345)    (9,433,091)
                                                                               ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                362,668       (522,957)
                                                                               ------------    -----------
CASH AND CASH EQUIVALENTS, beginning of period                                    1,003,752      1,495,082
                                                                               ------------    -----------
CASH AND CASH EQUIVALENTS, end of period                                       $  1,366,420    $   972,125
                                                                               ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes                                                     $      1,894    $     7,867
                                                                               ============    ===========
Cash paid for income taxes for discontinued operation                          $     74,638    $      --
                                                                               ============    ===========
Cash paid for interest                                                         $    105,825    $    74,438
                                                                               ============    ===========
Cash paid for interest for discontinued operation                              $     78,053    $ 1,094,675
                                                                               ============    ===========

                See accompanying notes to financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of 5B Technologies Corporation and subsidiaries (the "Company") at June 30, 2000 and its results of operations and cash flows for the three and six months ended June 30, 2000 and 1999, respectively, have been included (See
     Note 2).

     The financial statements for the three and six months ended June 30, 2000 and 1999, respectively, are consolidated to include the results of the Company's two wholly owned subsidiaries, 5B Technologies Group, Inc. ("5B Group") (formerly Paratech Resources Inc.) and Deltaforce Personnel Services, Inc. ("DeltaGroup"). All material intercompany balances and transactions have been eliminated.

     The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

     Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

2.   DISCONTINUED OPERATION

     On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc. ("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation for the three and six months ended June 30, 2000, and the balance sheet as of December 31, 1999 and the statements of operations and cash flows for the three and six months ended June 30, 2000, and 1999, respectively, have been restated to conform with this presentation. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000, for a total loss of approximately $856,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. Net sales for Paramount were approximately $2,051,000 and $5,628,000 for the three and six months ended June 30, 1999, respectively.

     The components of net assets of discontinued operation included in the Company's Consolidated Balance Sheets at June 30, 2000 and December 31, 1999, are as follows:

                                                                         2000            1999
                                                                      -----------    ------------
Accounts receivable                                                   $   181,860    $    274,613
Net investment in direct finance and sales-type leases                  5,880,671      16,232,749
Assets held under operating leases, net of accumulated depreciation       494,273       2,990,213
Other assets                                                                 --           537,990
Accrued expenses                                                         (104,732)        (84,922)
Notes payable                                                            (149,464)     (1,382,902)

Obligations for financed equipment - non-recourse                      (6,061,916)    (16,755,509)
                                                                      -----------    ------------

                                                                      $   240,692    $  1,812,232
                                                                      ===========    ============

3.   LINES OF CREDIT

     At June 30, 2000, the Company had three types of credit lines available:

          TERM LOAN: In April 1998, the Company entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account (the "Term Loan"). Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing and the Company is undergoing negotiations with the bank to establish repayment terms. As of June 30, 2000, approximately $382,000 remained outstanding under these loans collateralized by $500,000 in cash maintained in an investment account. Under the agreement, the Company was not in compliance with the debt covenant requiring minimum net worth of at least $5.5 million at June 30, 2000. However, the Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the six months ended June 30, 2000.

          DELTAGROUP REVOLVING CREDIT FACILITY: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable, which will expire on June 30, 2001. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of June 30, 2000, DeltaGroup had $750,000 outstanding under this line.

          5B GROUP EQUIPMENT ACQUISITION CREDIT FACILITY: 5B Group has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory (the "5B Group Facility"). Interest on outstanding borrowings accrues at the prime rate plus 1 1/2%. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of June 30, 2000, 5B Group had $745,000 outstanding under this line. Under the agreement, at June 30, 2000 5B Group was not in compliance with the debt covenant requiring a liability to net worth ratio of less than 8 to 1 and net income greater than $0. However, 5B Group has obtained a waiver from the finance company for non-compliance with the aforementioned covenant for the six months ended June 30, 2000.

         Each of the Company's three credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other two credit lines.

         As described above, the Company has received waivers from the lenders under the Term Loan and the 5B Group Facility as a result of the Company's non-compliance at June 30, 2000 with certain covenants under such facilities. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under these facilities, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line which would have the effect of also causing a default under the Company's other two credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $1,876,000 as of June 30, 2000, under its respective credit lines immediately due and payable.

4.   EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    ------------------             ----------------
                                              JUNE 30, 2000   JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                                              -------------   -------------  -------------  -------------
Shares used in computing net income (loss)

from continuing operations per share:

Basic                                            2,135,500      2,067,397      2,135,500      2,067,397

Effect of assumed conversion of employee

stock options and warrants                         407,279           --             --             --

Effect of assumed conversion of convertible
preferred stock                                    316,415           --             --             --
                                                 ---------      ---------      ---------      ---------
Diluted                                          2,859,194      2,067,397      2,135,500      2,067,397
                                                 =========      =========      =========      =========

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    ------------------             ----------------
                                              JUNE 30, 2000   JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                                              -------------   -------------  -------------  -------------
Shares used in computing net income (loss)

from continuing operations per share:

Basic                                            2,135,500      2,067,397      2,135,500      2,067,397

Effect of assumed conversion of employee

stock options and warrants                         407,279           --             --             --

Effect of assumed conversion of convertible
preferred stock                                    316,415           --             --             --
                                                 ---------      ---------      ---------      ---------
Diluted                                          2,859,194      2,067,397      2,135,500      2,067,397
                                                 =========      =========      =========      =========

5.   STOCKHOLDERS' EQUITY

          On April 17, 2000, the Company received an equity investment of $1,000,000 from La Vista Investors, LLC ("La Vista"), a fund managed by WEC Asset Management LLC, a New York-based investment company. In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock, subject to certain anti-dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the three lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. The
     Company and the holders of the Company's Series A Preferred Stock have agreed to exchange the Series A Preferred Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.


6.   SEGMENT INFORMATION

          The Company's results of operations are reviewed and managed through three segments (i) corporate overhead ("5B"), (ii) Internet, e-commerce and systems integration ("5B Group" formerly Paratech) and (iii) legal support staff ("DeltaGroup"). The following represents selected financial information for the Company's segments for the three and six months ended June 30, 2000 and 1999, respectively:

THREE MONTHS ENDED
JUNE 30, 2000                       5B             5B GROUP         DELTAGROUP           TOTAL
-------------                       --             --------         ----------           -----
Revenues                       $      --         $ 7,502,321       $ 2,014,989       $  9,517,310
Cost of sales                         --           6,302,303         1,420,067          7,722,370
Pre tax net (loss) income         (451,410)          508,752           (12,695)            44,647
Assets                           2,108,748         8,483,291         2,281,402         12,873,441

THREE MONTHS ENDED
JUNE 30, 1999
                                                                                     ------------
Revenues                       $      --         $ 2,338,613       $ 1,790,347       $  4,128,960
Cost of sales                         --           1,771,263         1,325,540          3,096,803
Pre tax net (loss) income         (239,680)          (38,290)          (78,912)          (356,882)
Assets                           3,892,937         3,382,612         2,460,358          9,735,907



SIX MONTHS ENDED
JUNE 30, 2000
                                                                                     ------------
Revenues                       $      --         $ 9,418,631       $ 3,981,695       $ 13,400,326
Cost of sales                         --           7,558,286         2,817,471         10,375,757
Pre tax net (loss) income         (519,639)          341,913          (127,365)          (305,091)
Assets                           2,108,748         8,483,291         2,281,402         12,873,441

SIX MONTHS ENDED
JUNE 30, 1999
                                                                                     ------------
Revenues                       $      --         $ 4,748,882       $ 3,384,618       $  8,133,500
Cost of sales                         --           3,677,996         2,349,531          6,027,527
Pre tax net (loss) income         (274,769)         (344,883)         (276,025)          (895,677)
Assets                           3,892,937         3,382,612         2,460,358          9,735,907

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         For the three months ended June 30, 2000, the Company recorded sales revenue of $9.5 million, a $5.4 million increase over the $4.1 million recorded during the three months ended June 30, 1999. 5B Group's revenue for the three months ended June 30, 2000 increased by 226% to $7.5 million ($5.0 million relates to a one-time sale of hardware/software sales associated with an internet infrastructure database build out) as compared to $2.3 million recorded in 1999. The increase in sales at 5B Group is a result of the Company's increase in providing professional services to clients (which include internet, integration and application) and hardware/software sales associated with Internet infrastructure projects. DeltaGroup recorded $2.0 million in revenue during the three months ended June 30, 2000, an increase of $0.2 million, or 11%, over the $1.8 million recorded for the three months ended June 30, 1999. The increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis, the expansion of its customer base and an increase in its permanent placement revenue.

         Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the three months ended June 30, 2000, the Company recorded cost of sales of $7.7 million, an increase of $4.6 million, or 148%, compared to the $3.1 million recorded for the three months ended June 30, 1999. The increase is predominantly due to the increase in cost of sales of the Company's 5B Group subsidiary. 5B Group reported cost of sales of $6.3 million, an increase of $4.5 million, or 250%, compared to the $1.8 million recorded for the three months ended June 30, 1999. The reason for this increase is the growth of 5B Group's revenue for the three months ended June 30, 2000. The DeltaGroup posted cost of sales of $1.4 million, a $0.1 million, or 8%, increase compared to the $1.3 million recorded in the three months ended June 30, 1999. The reason for the increase is predominantly due to the increase in revenue which generated corresponding increases in temporary salaries and associated payroll taxes.

         Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the three months ended June 30, 2000 was $407,000, a 21% increase over the $336,000 recorded in the comparable prior period. 5B Group reported selling expenses of $182,000, or 2%, of revenue for the three months ended June 30, 2000 compared to $268,000, or 11%, of revenue for the period ended June 30, 1999. The decrease in selling expenses for 5B Group is predominantly due to the types of projects that were completed during the period. During the second quarter of 2000 5B Group completed various projects that did not require any payment of commissions to salespeople. DeltaGroup reported selling expenses of $177,000, or 9%, of revenue for the three months ended June 30, 2000 compared to $68,000, or 4%, of revenue for the period ended June 30, 1999. The increase in selling expenses is predominantly due to a restructuring of salespeople's commissions.

         General and administrative expenses totaled $1.4 million for the three months ended June 30, 2000, representing an increase of 27% compared to the $1.1 million recorded during the three months ended June 30, 1999. Approximately $204,000 of this increase is due to legal and professional fees associated with various contracts and filings. 5B Group reported G&A of $614,000, or 8%, of revenue for the three months ended June 30, 2000 compared to $413,000, or 18%, of revenue for the period ended June 30, 1999. DeltaGroup reported general and administrative expenses of $302,000, or 15%, of revenue for the three months ended June 30, 2000 compared to $446,000, or 25%, of revenue for the period ended June 30, 1999. The decrease is predominantly due to a decrease in administrative salaries.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         For the six months ended June 30, 2000, the Company recorded sales revenue of $13.4 million, a $5.3 million increase over the $8.1 million recorded during the six months ended June 30, 1999. 5B Group's revenue for the six months ended June 30, 2000 increased by 96% to $9.4 million ($5.0 million relates to a one-time sale of hardware/software sales associated with an internet infrastructure database build out) as compared to $4.8 million recorded in 1999. The increase in sales at 5B Group is a result of the Company's increase in providing professional services to clients (which include internet, integration and application) and hardware/software sales associated with Internet infrastructure projects. DeltaGroup recorded $4.0 million in revenue during the six months ended June 30, 2000, an increase of $0.6 million, or 18%, over the $3.4 million recorded for the six months ended June 30, 1999. The increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis, the expansion of its customer base and an increase in its permanent placement revenue.

         Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the six months ended June 30, 2000, the Company recorded cost of sales of $10.4 million, an increase of $4.4 million, or 73%, compared to the $6.0 million recorded for the six months ended June 30, 1999. The increase is predominantly due to the increase in cost of sales of the Company's 5B Group subsidiary. 5B Group reported cost of sales of $7.6 million, an increase of $3.9 million, or 105%, compared to the $3.7 million recorded for the six months ended June 30, 1999. The reason for this increase is the growth of 5B Group's revenue for the six months ended June 30, 2000. The DeltaGroup posted cost of sales of $2.8 million, a $0.4 million, or 17%, increase compared to the $2.4 million recorded in the six months ended June 30, 1999. The reason for the increase is predominantly due to the increase in revenue which generated corresponding increases in temporary salaries and associated payroll taxes.

         Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the six months ended June 30, 2000 was $797,000, a 15% increase over the $691,000 recorded in the comparable prior period. 5B Group reported selling expenses of $375,000, or 4%, of revenue for the six months ended June 30, 2000 compared to $398,000, or 8%, of revenue for the period ended June 30, 1999. The decrease in selling expenses for 5B Group is predominantly due to the types of projects that were completed during the period. During the second quarter of 2000 5B Group completed various projects that did not require any payment of commissions to salespeople. DeltaGroup reported selling expenses of $374,000, or 9%, of revenue for the six months ended June 30, 2000 compared to $293,000, or 6%, of revenue for the period ended June 30, 1999. The increase in selling expenses is predominantly due to a restructuring of salespeople's commissions.

         General and administrative expenses totaled $2.6 million for the six months ended June 30, 2000, representing an increase of 13% compared to the $2.3 million recorded during the six months ended June 30, 1999. Approximately $275,000 of this increase is related to legal and professional fees, which were incurred due to various contracts and public filings. 5B Group reported G&A of $1,202,000, or 16%, of revenue for the six months ended June 30, 2000 compared to $997,000, or 21%, of revenue for the period ended June 30, 1999. DeltaGroup reported general and administrative expenses of $820,000, or 21%, of revenue for the six months ended June 30, 2000 compared to $1,018,000, or 30%, of revenue for the six months ended June 30, 1999. The decrease is predominantly due to a decrease in administrative salaries.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had $2.5 million in cash and cash equivalents and investments available for sale. Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Investments available for sale also include 250,000 shares and a warrant to purchase 50,000 shares of a privately held company, which had a fair value of approximately $438,000.

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

         At June 30, 2000, the Company had three types of credit lines available:

         TERM LOAN: In April 1998, the Company entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account (the "Term Loan"). Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing and the Company is undergoing negotiations with the bank to establish repayment terms. As of June 30, 2000, approximately $382,000 remained outstanding under these loans collateralized by $500,000 in cash maintained in an investment account. Under the agreement, the Company was not in compliance with the debt covenant requiring minimum net worth of at least $5.5 million at June 30, 2000. However, the Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the six months ended June 30, 2000.

         DELTAGROUP REVOLVING CREDIT FACILITY: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable, which will expire on June 30, 2001. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of June 30, 2000, DeltaGroup had $750,000 outstanding under this line.

         5B GROUP EQUIPMENT ACQUISITION CREDIT FACILITY: 5B Group has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory (the "5B Group Facility"). Interest on outstanding borrowings accrues at the prime rate plus 1 1/2%. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of June 30, 2000, 5B Group had $745,000 outstanding under this line. Under the agreement, at June 30, 2000 5B Group was not in compliance with the debt covenant requiring a liability to net worth ratio of less than 8 to 1 and net income greater than $0. However, 5B Group has obtained a waiver from the finance company for non-compliance with the aforementioned covenant for the six months ended June 30, 2000.

         Each of the Company's three credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other two credit lines.

         As described above, the Company has received waivers from the lenders under the Term Loan and the 5B Group Facility as a result of the Company's non-compliance at June 30, 2000 with certain covenants under such facilities. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under these facilities, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line which would have the effect of also causing a default under the Company's other two credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $1,876,000 as of June 30, 2000, under its respective credit lines immediately due and payable.

     On April 17, 2000, the Company received an equity investment of $1,000,000 from La Vista Investors, LLC, a fund managed by WEC Asset Management LLC ("La Vista"), a New York-based investment company. In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and
(ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock, subject to certain anti-dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the six lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. The Company and the holders of the Company's Series A Preferred Stock have agreed to exchange the Series A Preferred Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.

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


FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK

         Statements contained in this Form 10-Q, which are not historical facts, are forwarding-looking statements. The forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, specific factors impacting the Company's business, including increased competition; the ability of the Company to expand its operations and attract and retain qualified sales representatives and technically trained consultants experienced in the Internet and Information Technology (IT) sectors; the ability of the Company to attract and retain Internet solutions and IT professionals skilled in specific applications; the ability of the Company to attract and retain qualified personnel in the legal staffing sector; the availability of computer equipment; competition in the Internet solutions and IT consulting sector and general economic conditions and the Company's need for additional capital to finance the growth of its operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosure About Market Risk", on page 22 of the Company's Annual Report on Form 10-K, is incorporated herein by reference. No material changes have occurred from the disclosure in Form 10-K, through the six months ended June 30, 2000.

      PART II: OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 17, 2000, the Company received an equity investment of $1,000,000 from La Vista Investors, LLC ("La Vista"), a fund managed by WEC Asset Management LLC, a New York-based investment company. In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and
(ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock, subject to certain anti dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the three lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. The Series A Preferred Stock and the warrant were issued to La Vista, an accredited investor pursuant to Section 4(2) of the Securities Act of 1933. The Company and the holders of the Company's Series A Preferred Stock have agreed to exchange the Series A Preferred Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

            27.   Financial Data Schedule.

      (b)   REPORTS ON FORM 8-K.

            (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 26, 2000. The following items were reported in such Form 8-K:

                  1.    Item 5. Other Events.

                  2.    Item 7. Financial Statements and Exhibits.

                        (a) Restated Financial Data Schedule for the year ended December 31, 1997.

                        (b) Restated Financial Data Schedule for the year ended December 31, 1998.

                        (c) Restated Financial Data Schedule for the year ended December 31, 1999.

                        (d) Restated Financial Data Schedule for the quarter ended March 31, 1998.

                        (e) Restated Financial Data Schedule for the quarter ended June 30, 1998.

                        (f) Restated Financial Data Schedule for the quarter ended September 30, 1998.

                        (g) Restated Financial Data Schedule for the quarter ended March 31, 1999.

                        (h) Restated Financial Data Schedule for the quarter ended June 30, 1999.

                        (i)   Restated Financial Information.

            (ii) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 17, 2000. The following items were reported in such Form 8-K:

                  1.    Item 2. Acquisition or Disposition of Assets.

                  2.    Item 7. Financial Statements and Exhibits.

                        (a)   Press Release, dated May 4, 2000.

                        (b) Unaudited Pro Forma Consolidated Statements of Operations of 5B for the Years Ending December 31, 1999, December 31, 1998 and December 31, 1997.


            (iii) The Company filed a Current Report on Form 8-K with the
                  Securities and Exchange Commission on April 28, 2000. The following items were reported in such Form 8-K:

                  1.    Item 5. Other Events.

                  2.    Item 7. Financial Statements and Exhibits.

                        (a) Certificate of Designations of Series A 6% Convertible Preferred Stock of 5B Technologies Corporation, filed with the Secretary of State of the State of Delaware on April 14, 2000.

                        (b) Common Stock Purchase Warrant, dated April 17, 2000, issued to La Vista Investors LLC by 5B Technologies Corporation and La Vista Investors LLC.

                        (c) Securities Purchase Agreement, dated April 17, 2000, by and between 5B Technologies Corporation and La Vista Investors LLC.

                        (d) Registration Rights Agreement, dated April 17, 2000, by and between 5B Technologies Corporation and La Vista Investors LLC.

                        (e)   Press Release, dated April 18, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       5B TECHNOLOGIES CORPORATION


Date: August 14, 2000                  By: /s/ GLENN NORTMAN
                                          --------------------------------------
                                          Glenn Nortman, Chief Executive Officer