Form 10-Q
period 2000-09-30
5B TECHNOLOGIES CORP
filed 2000-11-14
CIK 1000179

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                 ---------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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


               NUMBER OF SHARES OUTSTANDING AT NOVEMBER 14, 2000:

          2,140,532 SHARES OF COMMON STOCK, PAR VALUE $0.04 PER SHARE.


-------------------------------------------------------------------------------

                           5B TECHNOLOGIES CORPORATION

                    INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                               SEPTEMBER 30, 2000


                                                                                                           PAGE NO.
                                                                                                           --------
PART I - FINANCIAL INFORMATION

       Item 1 -  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2000 (unaudited) and December 31, 1999.........................................1

                  Consolidated Statements of Operations for the Three Months Ended and
                  Nine Months Ended September 30, 2000 and 1999 (unaudited)....................................2

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2000 and 1999 (unaudited)......................................................3

                  Notes to Unaudited Consolidated Financial Statements.......................................4-9

       Item 2 -  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.............................................................................10-15

       Item 3 -  Quantitative and Qualitative Disclosure About Market Risk....................................16

PART II - Other Information...................................................................................17

SIGNATURES....................................................................................................18


                          PART I: FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              ASSETS                                     SEPTEMBER 30,         DECEMBER 31,
                              ------                                         2000                  1999
                                                                         ------------          -------------
                                                                         (UNAUDITED)
Current assets:

   Cash and cash equivalents.................................              $     1,569,974       $   1,003,752

   Investments available for sale............................                      945,818             925,616

   Accounts receivable, net of allowance for doubtful accounts of
   $90,000 and $70,000, respectively                                             3,317,452           2,718,646

   Other current assets......................................                       48,731              61,164
                                                                                 ---------           ---------

       Total current assets..................................                    5,881,975           4,709,178
                                                                                 ---------           ---------

Investments available for sale...............................                      159,793             157,060

Goodwill, net of accumulated amortization of $259,714 and
$155,645, respectively.......................................                    1,394,223           1,498,292

Net assets of discontinued operation.........................                       88,930           1,812,232

Other assets ................................................                    1,322,281           1,098,260
                                                                                 ---------           ---------

       Total assets..........................................                 $  8,847,202         $ 9,275,022
                                                                              ============         ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable..........................................                 $    716,216        $    745,839

   Accrued liabilities.......................................                      849,211             558,840

   Notes payable.............................................                    1,994,803           2,227,775
                                                                                 ---------           ---------

       Total current liabilities.............................                    3,560,230           3,532,454

Notes payable................................................                       14,349             158,600
                                                                                 ---------           ---------
       Total liabilities.....................................                    3,562,579           3,691,054
                                                                                 ---------           ---------

Stockholders' equity:

   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1,000 shares issued and outstanding ........                           10                   -

   Common stock, $.04 par value; 17,500,000 shares
     authorized, and 2,165,032 shares issued and outstanding.                       86,601              86,400

   Additional paid-in capital................................                   15,399,905          14,504,629

   Stock subscription receivable.............................                     (812,500)           (812,500)

   Accumulated deficit.......................................                   (9,350,788)         (8,143,956)

   Treasury stock, 24,500 shares at cost.....................                      (50,605)            (50,605)
                   ------                                                          -------             -------

Total stockholders' equity...................................                     5,27,623           5,583,968
                                                                                  --------           ---------

Total liabilities and stockholders' equity...................                $   8,847,202         $ 9,275,022
                                                                             =============         ===========


          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                           --------------------------      ---------------------------
                                                            2000            1999            2000             1999
                                                            ----            ----            ----             ----
Sales.............................................         $ 4,889,114    $ 3,948,155     $ 18,289,440    $ 12,081,655

Cost of sales.....................................           3,281,006      2,805,439       13,656,763       8,832,966
                                                           -----------    -----------     ------------    ------------

       Gross profit...............................           1,608,108      1,142,716        4,632,677       3,248,689
                                                           -----------    -----------     ------------    ------------

Expenses:

Selling...........................................             424,901        484,130        1,222,333       1,174,687

General and administrative........................           1,103,909        953,609        3,664,638       3,286,156
                                                           -----------    -----------     ------------    ------------

       Total expenses.............................           1,528,810      1,437,739        4,886,971       4,460,843
                                                           -----------    -----------     ------------    ------------

Income (loss) from operations.....................              79,298       (295,023)        (254,294)     (1,212,154)

Interest income...................................              44,043          9,643           72,544          31,097
                                                           -----------    -----------     ------------    ------------

Income (loss) before provision (benefit) for income
   taxes and discontinued operations..............             123,341       (285,380)        (181,750)     (1,181,057)

Provision (benefit) for income taxes..............              14,364       (129,402)          20,705        (439,160)
                                                           -----------    -----------     ------------    ------------

       Income (loss) from continuing operations...             108,977       (155,978)        (202,455)       (741,897)
                                                           -----------    -----------     ------------    ------------

Discontinued operation:
       Income (loss) from discontinued operation..                  --        207,079         (121,175)        694,022

       Loss on disposal of discontinued operation.                  --             --         (856,198)             --
                                                           -----------    -----------     ------------    ------------

Net income (loss).................................           $ 108,977      $  51,101      $(1,179,828)       $(47,875)
                                                           -----------    -----------     ------------    ------------

Basic earnings (loss) per share:

       Continuing operations......................            $   0.04       $  (0.07)       $   (0.09)       $  (0.34)
                                                              ========       ========        =========        ========

       Discontinued operation.....................            $    --        $   0.09        $   (0.46)       $   0.32
                                                              ========       ========        =========        ========

       Net income (loss) per share................            $   0.04       $   0.02        $   (0.55)       $  (0.02)
                                                              ========       ========        =========        ========

Diluted earnings (loss) per share:

       Continuing operations......................            $   0.04       $  (0.07)       $   (0.09)       $  (0.34)
                                                              ========       ========        =========        ========

       Discontinued operation.....................            $     --       $   0.09        $   (0.46)       $   0.32
                                                              ========       ========        =========        ========

       Net income (loss) per share................            $   0.04       $   0.02        $   (0.55)       $  (0.02)
                                                              ========       ========        =========        ========




                 See accompanying notes to financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                    UNAUDITED

                                                                                            2000             1999
                                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                 $  (1,179,828)      $ (47,875)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Loss from discontinued operations                                                          40,282              --

     Loss from sale of discontinued operation                                                  856,198              --

     Bad debt reserve                                                                           20,000              --

     Issuance of stock options                                                                  16,300              --

     Depreciation and amortization                                                             368,116         342,224

     Depreciation and amortization on discontinued operation                                   815,977       3,082,027

     Changes in operating assets and liabilities:

        Accounts receivable                                                                   (618,806)       (133,414)

        Other assets                                                                           (61,227)         78,412

        Accounts payable                                                                       (29,623)       (106,920)

        Accrued expenses                                                                       263,371          28,798
                                                                                             ---------      ----------

Net cash provided by continuing operations                                                     490,760       3,243,252

Net cash used in discontinued operation                                                       (257,344)       (325,320)
                                                                                             ---------      ----------

Net cash provided by operating activities                                                      233,416       2,917,932

CASH FLOWS FROM INVESTING ACTIVITIES:

     Payment for acquisitions, net of cash acquired                                           (100,000)        (64,832)

     Purchase of equipment                                                                     (44,479)             --

     Purchases of investments                                                                  (22,935)        (23,077)
                                                                                             ---------      ----------

Net cash used by continuing operations                                                        (167,414)        (87,909)

Net cash provided by discontinued operation                                                 13,629,977      10,263,096
                                                                                            ----------      ----------

Net cash provided by investing activities                                                   13,462,563      10,175,187
                                                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                                               855,567       1,266,666

     Repayment of notes payable                                                             (1,502,722)     (1,833,689)

     Issuance of common stock                                                                    4,722              --

     Issuance of preferred stock                                                               874,465              --
                                                                                           -----------      ----------

Net cash provided by (used in) continuing operations                                           232,032        (567,023)

Net cash used by discontinued operation                                                    (13,361,789)    (13,059,390)
                                                                                           -----------      ----------

Net cash used in financing activities                                                      (13,129,757)    (13,626,413)
                                                                                           -----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           566,222        (533,294)
                                                                                           -----------      ----------

CASH AND CASH EQUIVALENTS, beginning of period                                               1,003,752       1,495,082
                                                                                           -----------      ----------

CASH AND CASH EQUIVALENTS, end of period                                                   $ 1,569,974      $   961,78
                                                                                           ===========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes                                                                 $     4,929      $    5,953
                                                                                           ===========      ==========

Cash paid for income taxes for discontinued operation                                      $    86,017      $    3,783
                                                                                           ===========      ==========

Cash paid for interest                                                                     $   152,485      $  111,928
                                                                                           ===========      ==========

Cash paid for interest for discontinued operation                                          $   559,135      $1,541,212
                                                                                           ===========      ==========


                 See accompanying notes to financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of 5B Technologies Corporation and subsidiaries (the "Company") at September 30, 2000 and its results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999, respectively, have been included (See Note 3).

     The financial statements for the three and nine months ended September 30, 2000 and 1999, respectively, are consolidated to include the results of the Company's two wholly owned subsidiaries, 5B Technologies Group, Inc. ("5B Group") (formerly Paratech Resources Inc.) and Deltaforce Personnel Services, Inc. ("DeltaGroup"). All material intercompany balances and transactions have been eliminated.

     The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

     Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

2.   ACQUISITION

         On September 28, 2000, 5B Technologies Group acquired certain assets of Infinity Consulting Inc., a privately held North Carolina company that provides high end engineering skills in the areas of database management, applications development, and implementation and performance tuning for a total purchase price of $50,000 in cash. The acquisition, which was not considered material, was accounted for as a purchase. In connection with this acquisition the Company entered into non-compete agreements with two key executives for an aggregate consideration of $300,000, $50,000 of which was paid at closing with $250,000 due within one year.

3.   DISCONTINUED OPERATION

     On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc. ("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation for the three and nine months ended September 30, 2000, and the balance sheet as of December 31, 1999 and the statements of operations and cash flows for the three and nine months ended September 30, 2000, and 1999, respectively, have been restated to conform with this presentation. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000, for a total loss of approximately $856,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. Net sales for Paramount were approximately $179,000 and $5,807,000 for the three and nine months ended September 30, 2000, respectively.

     The components of net assets of discontinued operation included in the Company's Consolidated Balance Sheets at September 30, 2000 and December 31, 1999, are as follows:

                                                                                            2000                1999
                                                                                            ----                ----
     Accounts receivable                                                              $       193,012     $        274,613
     Net investment in direct finance and sales-type leases                                 4,516,732           16,232,749
     Assets held under operating leases, net of accumulated depreciation                      260,276            2,990,213
     Other assets                                                                                   -              537,990
     Accrued expenses                                                                        (104,467)             (84,922)
     Notes payable                                                                           (146,234)          (1,382,902)

     Obligations for financed equipment -- non-recourse                                    (4,630,389)         (16,755,509)
                                                                                       --------------      ---------------

                                                                                       $       88,930      $     1,812,232
                                                                                       ==============      ===============


3.  LINES OF CREDIT

     At September 30, 2000, the Company had three types of credit lines available:

              TERM LOAN: In April 1998, the Company entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account (the "Term Loan"). Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing and the Company has no scheduled repayment terms. As of September 30, 2000, approximately $340,000 remained outstanding under these loans collateralized by $500,000 in cash maintained in an investment account. Under the agreement, the Company was not in compliance with the debt covenant requiring minimum net worth of at least $5.5 million at September 30, 2000. However, the Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the nine months ended September 30, 2000.

              DELTAGROUP REVOLVING CREDIT FACILITY: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable, which will expire on September 30, 2001. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of September 30, 2000, DeltaGroup had $750,000 outstanding under this line.

              5B GROUP EQUIPMENT ACQUISITION CREDIT FACILITY: 5B Group has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory (the "5B Group Facility"). Interest on outstanding borrowings accrues at the prime rate plus 1 1/2%. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of September 30, 2000, 5B Group had $731,000 outstanding under this line.

         Each of the Company's three credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other two credit lines.

         As described above, the Company has received waivers from the lenders under the Term Loan and the 5B Group Facility as a result of the Company's non-compliance at September 30, 2000 with certain covenants under such facilities. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under these facilities, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line which would have the effect of also causing a default under the Company's other two credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $1,821,000 as of September 30, 2000, under its respective credit lines immediately due and payable.

4.   EARNINGS PER SHARE

     A reconciliation of income (loss) and shares used in calculating basic and diluted earnings per share follows:

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              ------------------                    -----------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                       -------------      -------------     -------------      --------------
                                                            2000              1999               2000               1999
                                                            ----              ----               ----               ----

     Income (loss) from continuing operations              108,977        (155,978)            (202,455)        (741,897)

     Less:  Preferred dividends                             15,000
                                                           -------         -------             --------         --------

     BASIC EPS

     Income (loss) available to common stock
     holders                                                93,977        (155,978)            (202,455)        (741,897)

     EFFECT OF DILUTIVE SECURITIES

     Convertible preferred stock                            15,000
                                                           -------         -------             --------         --------

     DILUTED EPS

     Income (loss) available to common
     stockholders plus assumed conversions                 108,977        (155,978)            (202,455)        (741,897)
                                                           =======        ========             ========         ========



                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              ------------------                    -----------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                       -------------      -------------     -------------      -------------
                                                            2000              1999               2000               1999
                                                            ----              ----               ----               ----
     Net income (loss)                                     108,977           51,101          (1,179,828)           (47,875)

     Less:  Preferred dividends                             15,000
                                                           -------           ------           ---------            -------

     BASIC EPS

     Income (loss) available to common stock
     holders                                                93,977           51,101           (1,179,828)          (47,875)

     EFFECT OF DILUTIVE SECURITIES

     Convertible preferred stock                            15,000
                                                           -------           ------           ---------            -------


     DILUTED EPS

     Income (loss) available to common
     stockholders plus assumed conversions                 108,977           51,101           (1,179,828)           (47,875)
                                                           =======           ======           ==========            =======




                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              ------------------                    -----------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                       -------------      -------------     -------------      -------------
                                                            2000              1999               2000               1999
                                                            ----              ----               ----               ----
     Shares used in computing net income (loss)
     from continuing operations per share:

     Basic                                                 2,138,634         2,160,004         2,136,533           2,160,004

     Effect of assumed conversion of employee
     stock options and warrants                              197,750

     Effect of assumed conversion of convertible
     preferred stock                                         615,390
                                                           ---------          ---------        ---------           ---------
     Diluted                                               2,951,774          2,160,004        2,136,533           2,160,004
                                                          ==========          =========        =========           =========



                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              ------------------                    -----------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                       -------------      -------------     -------------      -------------
                                                            2000              1999               2000               1999
                                                            ----              ----               ----               ----
     Shares used in computing net income (loss)
     from discontinued operation per share:

     Basic                                                2,138,634         2,160,004            2,136,533          2,160,004

     Effect of assumed conversion of employee
     stock options and warrants                             197,750           185,150

     Effect of assumed conversion of convertible
     preferred stock                                        615,390
                                                          ---------         ---------            ---------          ---------

     Diluted                                              2,951,774         2,345,154            2,136,533          2,160,004
                                                          =========         =========            =========          =========

     Options and warrants to purchase 96,250 and 181,250 and 518,550 and 324,583 shares of common stock at a range of $2.63 to $13.25 and $0.44 to $13.25 were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. The options expire in March 2010.

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

6.   SEGMENT INFORMATION

         The Company's results of operations are reviewed and managed through three segments (i) corporate overhead ("5B"), (ii) Internet, e-commerce and systems integration ("5B Group" formerly Paratech) and (iii) legal support staff ("DeltaGroup"). The following represents selected financial information for the Company's segments for the three and nine months ended September 30, 2000 and 1999, respectively:


     THREE MONTHS ENDED
     SEPTEMBER 30, 2000                        5B               5B GROUP          DELTAGROUP            TOTAL
     ------------------                        --               --------          ----------            -----
     Revenues                           $            -      $   3,057,947       $   1,831,167      $   4,889,114
     Cost of sales                                   -          1,961,762           1,319,244          3,281,006
     Pre tax net (loss) income                  30,799            272,106            (179,564)           123,341
     Assets                                  2,078,223          4,697,659           2,071,320          8,847,202

     THREE MONTHS ENDED
     SEPTEMBER 30, 1999
     ------------------
     Revenues                           $            -      $   1,980,429       $   1,967,726      $   3,948,155
     Cost of sales                                   -          1,435,410           1,370,029          2,805,439
     Pre tax net (loss) income                (177,437)             2,264            (110,207)          (285,380)
     Assets                                  3,853,403          2,859,973           2,333,065          9,046,441


     NINE MONTHS ENDED
     SEPTEMBER 30, 2000
     ------------------
     Revenues                           $            -     $   12,476,578       $   5,812,862      $  18,289,440
     Cost of sales                                   -          9,520,048           4,136,715         13,656,763
     Pre tax net (loss) income                (488,840)           614,019            (306,929)          (181,750)
     Assets                                  2,078,223          4,697,659           2,071,320          8,847,202

     NINE MONTHS ENDED
     SEPTEMBER 30, 1999
     ------------------
     Revenues                           $            -       $   6,729,311      $   5,352,344     $   12,081,655
     Cost of sales                                   -           5,113,406          3,719,560          8,832,966
     Pre tax net (loss) income                (452,206)           (342,619)          (386,232)        (1,181,057)
     Assets                                  3,853,403           2,859,973          2,333,065          9,046,441



7.  EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD


         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." In June of 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

RECENT DEVELOPMENTS

         On September 28, 2000, 5B Technologies Group acquired certain assets of Infinity Consulting Inc. ("Infinity"), a privately held North Carolina company that provides high end engineering skills in the areas of database management, applications development, and implementation and performance tuning for a total purchase price of $50,000 in cash. The acquisition, which was not considered material, was accounted for as a purchase. In connection with this acquisition the Company entered into non-compete agreements with two key executives for an aggregate consideration of $300,000, $50,000 of which was paid at closing with $250,000 due within one year.


         This acquisition brings to 5B Group high end engineering skills in the areas of database management, application development, implementation and performance tuning. 5B Group can now support the LINUX and UNIX operating systems, including IBM-AIX, SUN Solaris, HP-UX and SCO. By using these open systems technology 5B Group can make rapid changes in operating systems to thread (integrate) best-of-breed applications, including Oracle, Informix and DB2. 5B Group has also embraced the Open Source Community, which is a client first concept stating that the client is best served when professionals share their expertise and solutions. 5B will strive to make all of its tools available to the community along with the source code. 5B will continue building its tool sets and establishing open source projects geared toward helping system and database administrators to optimize the management of their systems.

         5B Group plans to cultivate and expand the relationships that Infinity had established with several large systems solution providers, software companies and customers in both traditional and emerging technologies. 5B Group also expands its presence geographically by now maintaining three offices, (Long Island, New York City, and Charlotte, North Carolina) and has plans to open an office in Memphis, Tennessee in the future. Our geographic expansion allows us to better meet our customers' requirements, as well as open new markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         For the three months ended September 30, 2000, the Company recorded sales revenue of $4.9 million; a $0.9 million increase over the $4.0 million recorded during the three months ended September 30, 1999. 5B Group's revenue for the three months ended September 30, 2000 increased by 55% to $3.1 million as compared to $2.0 million recorded in 1999. The increase in sales at 5B Group is a result of the Company's increase in providing professional services to clients, which include Internet, integration and application services. DeltaGroup recorded $1.8 million in revenue during the three months ended September 30, 2000 representing a decrease of $0.2 million, or 10%, over the $2.0 million recorded for the three months ended September 30, 1999.

         Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the three months ended September 30, 2000, the Company recorded cost of sales of $3.3 million, an increase of $0.5 million, or 18%, compared to the $2.8 million recorded for the three months ended September 30, 1999. The increase is predominantly due to the increase in cost of sales of the Company's 5B Group subsidiary. 5B Group reported cost of sales of $2.0 million, an increase of $0.6 million, or 43%, compared to the $1.4 million recorded for the three months ended September 30, 1999. The reason for this increase is the growth of 5B Group's revenue for the three months ended September 30, 2000. The DeltaGroup posted cost of sales of $1.3 million, a $0.1 million, or 7%, decrease compared to the $1.4 million recorded in the three months ended September 30, 1999. The reason for the decrease is predominantly due to the decrease in revenue, which generated corresponding decreases in temporary salaries and associated payroll taxes.

         For the three months ended September 30, 2000, the Company recorded gross profit of $1.6 million or 33%; a $0.5 million or 4% increase over the $1.1 million or 29%, recorded during the three months ended September 30, 1999. 5B Group's gross margin for the three months ended September 30, 2000 increased by 8% to 36% as compared to 28% recorded in 1999. The increase is predominantly due to management's focus on professional services (which retain a higher gross margin than hardware/software sales) and the ability to complete projects on a timely and efficient basis. DeltaGroup recorded 28% in gross margin during the three months ended September 30, 2000 representing a decrease of 2%, over the 30% recorded for the three months ended September 30, 1999.

         Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the three months ended September 30, 2000 was $425,000, or 9%, of revenue, a 12% decrease over the $484,000, or 12%, of revenue recorded in the comparable prior period. 5B Group reported selling expenses of $192,000, or 6%, of revenue for the three months ended September 30, 2000 compared to $260,000, or 13%, of revenue for the period ended September 30, 1999. The decrease in selling expenses for 5B Group is predominantly due to management's efforts to control costs. DeltaGroup reported selling expenses of $219,000, or 12%, of revenue for the three months ended September 30, 2000 compared to $225,000, or 11%, of revenue for the period ended September 30, 1999. The increase in selling expenses is predominantly due to a restructuring of salespeople's commissions.

         General and administrative expenses totaled $1.1 million, or 23%, of revenue for the three months ended September 30, 2000, representing an increase of 10% compared to the $1.0 million, or 24%, of revenue recorded during the three months ended September 30, 1999. 5B Group reported G&A of $537,000, or 18%, of revenue for the three months ended September 30, 2000 compared to $361,000, or 18%, of revenue for the period ended September 30, 1999. DeltaGroup reported general and administrative expenses of $431,000, or 24%, of revenue for the three months ended September 30, 2000 compared to $483,000, or 25%, of revenue for the period ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         For the nine months ended September 30, 2000, the Company recorded sales revenue of $18.3 million representing a $6.2 million increase over the $12.1 million recorded during the nine months ended September 30, 1999. 5B Group's revenue for the nine months ended September 30, 2000 increased by 87% to $12.5 million as compared to $6.7 million recorded in 1999. The increase in sales at 5B Group is due to a $5.0 million one-time sale of hardware/software components associated with an internet infrastructure database build out and an increase in providing professional services to clients (which include internet, integration and application). DeltaGroup recorded $5.8 million in revenue during the nine months ended September 30, 2000; an increase of $0.4 million, or 7%, over the $5.4 million recorded for the nine months ended September 30, 1999. The increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis, the expansion of its customer base and an increase in its permanent placement revenue.

         Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the nine months ended September 30, 2000, the Company recorded cost of sales of $13.7 million, an increase of $4.9 million, or 56%, compared to the $8.8 million recorded for the nine months ended September 30, 1999. The increase is predominantly due to the increase in cost of sales of the Company's 5B Group subsidiary. 5B Group reported cost of sales of $9.5 million, an increase of $4.4 million, or 86%, compared to the $5.1 million recorded for the nine months ended September 30, 1999. The reason for this increase is the growth of 5B Group's revenue for the nine months ended September 30, 2000. The DeltaGroup posted cost of sales of $4.1 million, a $0.4 million, or 11%, increase compared to the $3.7 million recorded in the nine months ended September 30, 1999. The reason for the increase is predominantly due to the increase in revenue, which generated corresponding increases in temporary salaries and associated payroll taxes.

         For the nine months ended September 30, 2000, the Company recorded gross profit of $4.6 million or 25%; a $1.4 million increase in gross profit, but a 2% decrease in gross margin over the $3.2 million or 27%, recorded during the nine months ended September 30, 1999. 5B Group's recorded a gross margin of 24% for the nine months ended September 30, 2000 and 1999. DeltaGroup recorded 29% in gross margin during the nine months ended September 30, 2000 representing a decrease of 2%, over the 31% recorded for the three months ended September 30, 1999.

         Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the nine months ended September 30, 2000 and 1999 was $1.2 million, or 7% and 10% of revenue, respectively. 5B Group reported selling expenses of $567,000, or 5%, of revenue for the nine months ended September 30, 2000 compared to $657,000, or 10%, of revenue for the period ended September 30, 1999. The decrease in selling expenses for 5B Group is predominantly due to the types of projects that were completed during the period. During the second quarter of 2000 5B Group completed various projects that did not require any payment of commissions to salespeople. DeltaGroup reported selling expenses of $594,000, or 10%, of revenue for the nine months ended September 30, 2000 compared to $517,000, or 10%, of revenue for the period ended September 30, 1999.

         General and administrative expenses totaled $3.7 million, or 20%, of revenue for the nine months ended September 30, 2000, representing an increase of 12% compared to the $3.3 million, or 27%, of revenue recorded during the nine months ended September 30, 1999.

Approximately $275,000 of this increase is related to legal and professional fees, which were incurred due to various contracts and public filings. 5B Group reported G&A of $1.7 million, or 14%, of revenue for the nine months ended September 30, 2000 compared to $1.4 million, or 20%, of revenue for the period ended September 30, 1999. DeltaGroup reported general and administrative expenses of $1.3 million, or 22%, of revenue for the nine months ended September 30, 2000 compared to $1.5 million, or 28%, of revenue for the nine months ended September 30, 1999. The decrease is predominantly due to a decrease in administrative salaries.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had $2.5 million in cash and cash equivalents and investments available for sale. Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Investments available for sale also include 250,000 shares and a warrant to purchase 50,000 shares of a privately held company, which had a fair value of approximately $438,000.

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

         At September 30, 2000, the Company had three types of credit lines available:

         TERM LOAN: In April 1998, the Company entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account (the "Term Loan"). Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing there are no scheduled repayment terms. As of September 30, 2000, approximately $340,000 remained outstanding under these loans collateralized by $500,000 in cash maintained in an investment account. Under the agreement, the Company was not in compliance with the debt covenant requiring minimum net worth of at least $5.5 million at September 30, 2000. However, the Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the nine months ended September 30, 2000.

         DELTAGROUP REVOLVING CREDIT FACILITY: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable, which will expire on September 30, 2001. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of September 30, 2000, DeltaGroup had $750,000 outstanding under this line.

         5B GROUP EQUIPMENT ACQUISITION CREDIT FACILITY: 5B Group has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory (the "5B Group Facility"). Interest on outstanding borrowings accrues at the prime rate plus 1 1/2%. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of September 30, 2000, 5B Group had $731,000 outstanding under this line.

         Each of the Company's three credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other two credit lines.

         As described above, the Company has received waivers from the lenders under the Term Loan and the 5B Group Facility as a result of the Company's non-compliance at September 30, 2000 with certain covenants under such facilities. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under these facilities, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line which would have the effect of also causing a default under the Company's other two credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $1,821,000 as of September 30, 2000, under its respective credit lines immediately due and payable.

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


EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." In June of 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations and financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosure About Market Risk", on page 22 of the Company's Annual Report on Form 10-K, is incorporated herein by reference. No material changes have occurred from the disclosure in Form 10-K, through the nine months ended September 30, 2000.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 11, 2000, the Company and the holders of the Company's Series A 6% convertible Preferred Stock ("Series A Preferred Stock") agreed to exchange the Series A Preferred Stock for the Series B 6% Convertible Preferred Stock ("Series B Preferred Stock") on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1999 Annual Meeting of Stockholders on August 18, 2000.

         At the Annual Meeting, Glenn Nortman, Jeffrey Nortman, James E. Hillman and William H. Kelly were elected directors of the Company. The number of shares of the Company's common stock voted in favor of the election of Messrs. Glenn Nortman, Jeffrey Nortman, James E. Hillman and William
         H. Kelly were 1,792,716, 1,790,231, 1,805,131 and 1,805,131, respectively. The number of shares withheld were 123,980, 126,465, 111,565 and 111,565, respectively.

         At the Annual Meeting, the Company's stockholders also voted in favor of the approval of the Company's 2000 Stock Incentive Plan. The vote of approval for the Company's Stock Incentive Plan was 994,776 FOR, 92,135 AGAINST, 8,859 ABSTAINING and 1,039,730 WITHHELD.

         At the Annual Meeting, the Company's stockholders also ratified the appointment of BDO Seidman, LLP as independent auditors of the Company for fiscal 2000. The vote of approval for such appointment was 1,874,372 FOR, 37,390 AGAINST, 4,934 ABSTAINING and 236,804 WITHHELD.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None.

                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     5B TECHNOLOGIES CORPORATION


Date:  November 14, 2000             By:      /S/ GLENN NORTMAN
                                        ------------------------------------
                                        Glenn Nortman, Chief Executive Officer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      5B TECHNOLOGIES CORPORATION


Date:  November 14, 2000              By:
                                         -------------------------------------
                                         Glenn Nortman, Chief Executive Officer