Form 10-Q/A
period 2000-09-30
5B TECHNOLOGIES CORP
filed 2000-12-11
CIK 1000179

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                     --------------------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                     --------------------------------------

                           5B TECHNOLOGIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                 11-3529387
                 --------                                 ----------
          STATE OF INCORPORATION                      IRS EMPLOYER ID NO.


                100 SUNNYSIDE BOULEVARD, WOODBURY, NEW YORK 11797
                -------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES )

                  REGISTRANT'S TELEPHONE NUMBER (516) 677-6100

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---    ---


     As of December 8, 2000, the following shares of the Registrant's common stock were issued and outstanding:




               Common Stock, $0.04 par value per share 2,140,532

Explanatory Note:

5B Technologies Corporation, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-Q/A, Amendment No. 1, an explanatory note in order to correct a typographical error contained in the Consolidated Balance Sheet for the nine months ended September 30, 2000. Specifically, the total stockholders' equity for the nine months ended September 30, 2000 should be "5,272,623"and not "5,27,623" as filed previously.

The foregoing correction to the Consolidated Balance Sheet for the nine months ended September 30, 2000 does not have any impact on reported earnings or earnings per share for any periods presented.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  5B TECHNOLOGIES CORPORATION


Date: December 11, 2000           By: /s/  Anthony Fernandez
                                      -----------------------
                                      Anthony Fernandez, V.P. of Finance