Form 10-Q/A
period 2000-06-30
5B TECHNOLOGIES CORP
filed 2001-02-16
CIK 1000179

Document is copied.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                                   FORM 10-Q/A


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-27190

                          5B TECHNOLOGIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                             11-3529387
      (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)


     100 SUNNYSIDE BOULEVARD, WOODBURY, NEW YORK           11797
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


               NUMBER OF SHARES OUTSTANDING AT FEBRUARY 15, 2001:

          2,140,532 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.


================================================================================

                           5B TECHNOLOGIES CORPORATION

                   INDEX TO FORM 10-Q/A FOR THE QUARTER ENDED

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

       Item 2 -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................6-11

       Item 3 -  Quantitative and Qualitative Disclosure About Market
                 Risk.........................................................12

PART II - Other Information...................................................13

SIGNATURES....................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                         ASSETS                                         JUNE 30,        DECEMBER 31,
                                                                          2000              1999
                                                                      ------------      ------------
                                                                       (UNAUDITED)
Current assets:

   Cash and cash equivalents                                          $  1,366,420      $  1,003,752

   Investments available for sale                                        1,096,425           925,616

   Accounts receivable, net of allowance for doubtful accounts of
   $80,000 and $70,000, respectively                                     7,532,664         2,718,646

   Other current assets                                                    176,897            61,164
                                                                      ------------      ------------

       Total current assets                                             10,172,406         4,709,178
                                                                      ------------      ------------

Investments available for sale                                                  --           157,060

Goodwill, net of accumulated amortization of $225,913 and
$155,645, respectively                                                   1,428,024         1,498,292

Net assets of discontinued operation                                       240,692         1,812,232

Other assets                                                             1,032,319         1,098,260
                                                                      ------------      ------------

       Total assets                                                   $ 12,873,441      $  9,275,022
                                                                      ============      ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                   $  5,482,592      $    745,839

   Accrued liabilities                                                     279,400           558,840

   Notes payable                                                         1,926,651         2,227,775
                                                                      ------------      ------------

       Total current liabilities                                         7,688,643         3,532,454

Notes payable                                                               13,875           158,600
                                                                      ------------      ------------

       Total liabilities                                                 7,702,518         3,691,054
                                                                      ------------      ------------

Redeemable preferred stock                                                 874,465                --
                                                                      ------------      ------------
Stockholders' equity:

   Common stock, $.04 par value; 17,500,000 shares
     authorized, and 2,160,000 shares issued and outstanding                86,400            86,400

   Additional paid-in capital                                           14,520,929        14,504,629

   Stock subscription receivable                                          (812,500)         (812,500)

   Accumulated deficit                                                  (9,447,766)       (8,143,956)

   Treasury stock, 24,500 shares at cost                                   (50,605)          (50,605)
                                                                      ------------      ------------

Total stockholders' equity                                               4,296,458         5,583,968
                                                                      ------------      ------------

Total liabilities and stockholders' equity                            $ 12,873,441      $  9,275,022
                                                                      ============      ============


          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,

                                                           2000            1999             2000             1999
                                                        ----------     -----------      ------------      -----------
Sales                                                   $9,517,310     $ 4,128,960      $ 13,400,326      $ 8,133,500

Cost of sales                                            7,722,370       3,096,803        10,375,757        6,027,527
                                                        ----------     -----------      ------------      -----------

       Gross profit                                      1,794,940       1,032,157         3,024,569        2,105,973
                                                        ----------     -----------      ------------      -----------

Expenses:

Selling                                                    407,185         335,913           797,432          690,557

General and administrative                               1,362,376       1,060,791         2,560,729        2,332,547
                                                        ----------     -----------      ------------      -----------

       Total expenses                                    1,769,561       1,396,704         3,358,161        3,023,104
                                                        ----------     -----------      ------------      -----------

Income (loss) from operations                               25,379        (364,547)         (333,592)        (917,131)

Interest income                                             19,268           6,838            28,501           21,454
                                                        ----------     -----------      ------------      -----------

Income (loss) before provision (benefit) for income
   taxes and discontinued operations                        44,647        (357,709)         (305,091)        (895,677)

Provision (benefit) for income taxes                         5,397        (310,583)            6,341         (309,758)
                                                        ----------     -----------      ------------      -----------

       Income (loss) from continuing operations             39,250         (47,126)         (311,432)        (585,919)

Discontinued operation:

       Income (loss) from discontinued operation                --          61,927          (121,175)         486,943

       Loss on disposal of discontinued operation               --              --          (856,198)              --
                                                        ----------     -----------      ------------      -----------

Net income (loss)                                       $   39,250     $    14,801      $ (1,288,805)     $   (98,976)
                                                        ----------     -----------      ------------      -----------

Basic earnings (loss) per share:

       Continuing operations                            $     0.01     $     (0.02)     $      (0.15)     $     (0.28)
                                                        ==========     ===========      ============      ===========

       Discontinued operation                           $       --     $      0.03      $      (0.45)     $      0.23
                                                        ==========     ===========      ============      ===========

       Net income (loss) per share                      $     0.01     $      0.01      $      (0.60)     $     (0.05)
                                                        ==========     ===========      ============      ===========

Diluted earnings (loss) per share:

       Continuing operations                            $     0.01     $     (0.02)     $      (0.15)     $     (0.28)
                                                        ==========     ===========      ============      ===========

       Discontinued operation                           $       --     $      0.03      $      (0.45)     $      0.23
                                                        ==========     ===========      ============      ===========

       Net income (loss) per share                      $     0.01     $      0.01      $      (0.60)     $     (0.05)
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
                                                                                 ============      ===========

                 See accompanying notes to financial statements

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

4.    EARNINGS PER SHARE

      A reconciliation of shares used in calculating basic and diluted earnings per share follows:


                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                            --------------------     ----------------------
                                            JUNE 30,    JUNE 30,     JUNE 30,      JUNE 30,
                                            --------    --------     --------      --------
                                              2000        1999         2000          1999
                                              ----        ----         ----          ----
Income (loss) from continuing operations     $39,250    ($47,126)    ($311,432)    ($585,919)

Less:  Preferred dividends                    15,005                    15,005
                                             -------    --------     ---------     ---------

BASIC EPS

Income (loss) available to common stock
holders                                       24,245     (47,126)     (326,437)     (585,919)

EFFECT OF DILUTIVE SECURITIES

Add: preferred dividends                      15,005                    15,005
                                             -------    --------     ---------     ---------

DILUTED EPS

Income (loss) available to common
stockholders                                 $39,250    ($47,126)    ($311,432)    ($585,919)
                                             =======    ========     =========     =========
                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                           --------------------     ----------------------
                                           JUNE 30,    JUNE 30,     JUNE 30,      JUNE 30,
                                           --------    --------     --------      --------
                                             2000       1999          2000          1999
                                             ----       ----          ----          ----
Net income (loss)                           $39,250    $14,801    ($1,288,805)    ($98,976)

Less:  Preferred dividends                   15,005                    15,005
                                            -------    -------    -----------     --------

BASIC EPS

Income (loss) available to common stock
holders                                      24,245     14,801     (1,303,810)     (98,976)

EFFECT OF DILUTIVE SECURITIES

Convertible preferred stock                  15,005                    15,005
                                            -------    -------    -----------     --------

DILUTED EPS

Income (loss) available to common
stockholders                                $39,250    $14,801    ($1,288,805)    ($98,976)
                                            =======    =======    ===========     ========
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        ------------------                ----------------
                                                 JUNE 30, 2000    JUNE 30, 199   JUNE 30, 2000(a)  JUNE 30, 1999(a)
                                                 -------------    -------------  ----------------  ----------------
Shares used in computing income (loss)

from continuing operations per share:

Basic                                              2,135,500        2,067,397        2,135,500        2,067,397

Effect of assumed conversion of employee

stock options and warrants                           407,279               --               --               --

Effect of assumed conversion of convertible
preferred stock                                      316,415               --               --               --
                                                   ---------        ---------        ---------        ---------
Diluted                                            2,859,194        2,067,397        2,135,500        2,067,397
                                                   =========        =========        =========        =========
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        ------------------                ----------------
                                                 JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                 -------------    -------------    -------------    -------------
Shares used in net income (loss)

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
                                                   =========        =========        =========        =========

(a) For the six months ended June 30, 2000 and 1999, common stock equivalents have been excluded as their effect would be anti-dilutive.

5.    REDEEMABLE PREFERRED STOCK

      On April 17, 2000, the Company received an equity investment of $874,465 ($1,000,000 less transaction costs of $125,535)from La Vista Investors, LLC ("La Vista"), a fund managed by WEC Asset Management LLC, a New York-based investment company.

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

      In addition to the right of the selling stockholder to voluntarily convert its Series B Preferred Stock into shares of our common stock, all unconverted shares of the Series B Preferred Stock will automatically convert into shares of common stock, at the then-applicable conversion formula, on April 17, 2003.

      REDEMPTION RIGHTS OF REDEEMABLE PREFERRED STOCK

      The Company may be obligated to redeem the Series B Preferred Stock in two types of situations: (1) if the number of shares issued upon conversion of the Series B Preferred Stock were to exceed 19.9% of our outstanding common stock, and (2) if we fail to conclude certain required actions or if certain enumerated events were to occur.


      1. IF THE UNDERLYING SHARES EXCEED 19.9%. If the number of shares of common stock issued upon conversion of the Series B Preferred Stock and in lieu of cash dividends (see below for a description of this concept) exceeds 19.9% of our outstanding common stock, we must take, at our option, one of two actions:

            a. redeem all of the remaining shares of Series B Preferred Stock at a price equal to 120% of the Liquidation Value, as defined. 17

            b. call a special meeting of the Company's stockholders to approve of the issuance of the common stock (and any other matters requiring stockholder approval under the applicable rules of the Nasdaq Stock Market) and use the Company's best efforts to obtain such approval


      The Company cannot predict which of the foregoing two alternatives it will elect.


      In any event, the Company's ability to elect the first alternative (I.E., make a redemption at 120% of the Liquidation Value of the Series B Preferred Stock) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At June 30, 2000, the Series B Preferred Stock could be converted into 466,926 shares of common stock.

      2. FAILURE TO CONCLUDE ACTIONS/OCCURRENCE OF EVENTS. We will be required to redeem at 125% of the Liquidation Value of the outstanding Series B Preferred Stock if any of the following events (among others) were to happen (unless the selling stockholder at the time agreed with us otherwise):

            a.     if the registration statement is not effective by September
                  27, 2000

            b. if the Comapny breaches the terms of the Series B Preferred Stock and does not cure such breach within 10 days of notice to us of such breach

            c. if the Company becomes bankrupt by court order or if we voluntarily institute bankruptcy proceedings or if other similar events occur

            d. if the Company defaults under any of our material contracts in our businesses or lose a final judgment, where the default or judgment is in excess of $250,000

            e.    if there is a Change of Control, as defined

On September 28, 2000 the Company received notification from La Vista demanding redemption of outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement effective by September 27, 2000. Accordingly, while the Company is contesting the validity of the demand, the Company has increased the value of the redeemable preferred stock to $1,250,000. The Company is presently attempting to have a registration statement relating to the Series B Preferred Stock declared effective.

On January 4, 2001, La Vista Investors LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York. The action claims compensatory and other damages and equitable relief arising out of alleged breaches of the Securities Purchase Agreement between La Vista and the Company dated April 17, 2000 and other agreements. Specifically, the complaint alleges that the Company breached the agreement to redeem the preferred stock purchased by La Vista if the common stock issuable upon conversion of the preferred stock was not registered within 150 days of April 17, 2000. Among the remedies La Vista has demanded are redemption of the preferred stock purchased by the selling stockholder at a redemption price of $1.25 million and liquidated damages of $100,000 relating to delays in effectuating the registration statement.

On February 6, 2001, the Company respondeed to the complaint denying liability for the relief sought as unenforceable penalties.

The Company believes that it has strong defenses and other legal rights and intends to vigorously defend this action.


6.    SEGMENTS

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


REDEEMABLE PREFERRED STOCK

      On April 17, 2000, the Company received an equity investment of $874,465 ($1,000,000 less transaction costs of $125,535) from La Vista Investors, LLC, a fund managed by WEC Asset Management LLC ("La Vista"), a New York-based investment company. In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock, subject to certain anti-dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the six lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. The Company and the holders of the Company's Series A Preferred Stock have agreed to exchange the Series A Preferred Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.


In addition to the right of the selling stockholder to voluntarily convert its Series B Preferred Stock into shares of our common stock, all unconverted shares of the Series B Preferred Stock will automatically convert into shares of common stock, at the then-applicable conversion formula, on April 17, 2003.

REDEMPTION RIGHTS OF REDEEMABLE PREFERRED STOCK.

The Company may be obligated to redeem the Series B Preferred Stock in two types of situations: (1) if the number of shares issued upon conversion of the Series B Preferred Stock were to exceed 19.9% of our outstanding common stock, and (2) if we fail to conclude certain required actions or if certain enumerated events were to occur.


      1. IF THE UNDERLYING SHARES EXCEED 19.9%. If the number of shares of common stock issued upon conversion of the Series B Preferred Stock and in lieu of cash dividends (see below for a description of this concept) exceeds 19.9% of our outstanding common stock, we must take, at our option, one of two actions:

            a. redeem all of the remaining shares of Series B Preferred Stock at a price equal to 120% of the Liquidation Preference, as defined.

            b. call a special meeting of the Company's stockholders to approve of the issuance of the common stock (and any other matters requiring stockholder approval under the applicable rules of the Nasdaq Stock Market) and use the Company's best efforts to obtain such approval


      The Company cannot predict which of the foregoing two alternatives it will elect.

      In any event, the Company's ability to elect the first alternative (I.E., make a redemption at 120% of the Liquidation Value of the Series B Preferred Stock) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At June 30, 2000, the Series B Preferred Stock could be convertible into 466,926 shares of common stock.


      2. FAILURE TO CONCLUDE ACTIONS/OCCURRENCE OF EVENTS. The Company will be required to redeem at 125% of the Liquidation Value of the outstanding Series B Preferred Stock if any of the following events (among others) were to happen (unless the selling stockholder at the time agreed with us otherwise):

            a. if the registration statement is not effective by September 27, 2000

            b. if the Company breaches the terms of the Series B Preferred Stock and do not cure such breach within 10 days of notice to us of such breach

            c. if the Company becomes bankrupt by court order or if we voluntarily institute bankruptcy proceedings or if other similar events occur

            d. if the Company defaults under any of our material contracts in our businesses or lose a final judgment, where the default or judgment is in excess of $250,000

            e.    if there is a Change of Control, as defined

On September 28, 2000 the Company received notification from La Vista demanding redemption of outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement effective by September 27, 2000. Accordingly, while the Company is contesting the validity of the demand, the Company has increased the value of the redeemable preferred stock to $1,250,000. The Company is presently attempting to have a registration statement relating to the Series B Preferred Stock declared effective.

On January 4, 2001, La Vista Investors LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York. The action claims compensatory and other damages and equitable relief arising out of alleged breaches of the Securities Purchase Agreement between La Vista and the Company dated April 17, 2000 and other agreements. Specifically, the complaint alleges that the Company breached the agreement to redeem the preferred stock purchased by La Vista if the common stock issuable upon conversion of the preferred stock was not registered within 150 days of April 17, 2000. Among the remedies La Vista has demanded are redemption of the preferred stock purchased by the selling stockholder at a redemption price of $1.25 million and liquidated damages of $100,000 relating to delays in effectuating the registration statement of which this prospectus is a part.

On February 6, 2001, the Company respondeed to the complaint denying liability for the relief sought as unenforceable penalties.

The Company believes that it has strong defenses and other legal rights and intends to vigorously defend this action.


      The Company believes that cash generated from operations, amounts available under its credit facilities, the proceeds received from the sale of its leasing assets and from the sale of securities to La Vista, and/or other third party financing will be sufficient to fund necessary capital expenditures and to provide adequate working capital for at least the next 12 months.

There can be no assurance, however, that the Company will not require additional financing prior to such date to fund the redemption of its redeemable preferred stock and its operations, or that if required, such financing will be available on commercially reasonable terms. In addition, the Company will require additional financing after such date to fund its operations.


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

                                       5B TECHNOLOGIES CORPORATION



Date: February 15, 2001                 By: /s/ GLENN NORTMAN
                                          --------------------------------------
                                          Glenn Nortman, Chief Executive Officer