Form 10-Q/A
period 2000-09-30
5B TECHNOLOGIES CORP
filed 2001-02-16
CIK 1000179

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------


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

                           5B TECHNOLOGIES CORPORATION


                    INDEX TO FORM 10-Q/A FOR THE QUARTER ENDED


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

                  Notes to Unaudited Consolidated Financial Statements.......................................4-9

       Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..............................................................................10-15

       Item 3 -  Quantitative and Qualitative Disclosure About Market Risk....................................16

PART II - Other
Information...................................................................................................17

SIGNATURES....................................................................................................18

                          PART I: FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                              ASSETS                                 SEPTEMBER 30,  DECEMBER 31,
                              ------                                     2000           1999
                                                                     ------------   -------------
                                                                     (UNAUDITED)
Current assets:

   Cash and cash equivalents ....................................   $  1,569,974    $  1,003,752

   Investments available for sale ...............................        945,818         925,616

   Accounts receivable, net of allowance for doubtful accounts of
   $90,000 and $70,000, respectively ............................      3,317,452       2,718,646

   Other current assets .........................................         48,731          61,164
                                                                    ------------    ------------

       Total current assets .....................................      5,881,975       4,709,178
                                                                    ------------    ------------

Investments available for sale ..................................        159,793         157,060

Goodwill, net of accumulated amortization of $259,714 and
$155,645, respectively ..........................................      1,394,223       1,498,292

Net assets of discontinued operation ............................         88,930       1,812,232

Other assets ....................................................      1,322,281       1,098,260
                                                                    ------------    ------------

       Total assets .............................................   $  8,847,202    $  9,275,022
                                                                    ============    ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable .............................................   $    716,216    $    745,839

   Accrued liabilities ..........................................        855,986         558,840

   Notes payable ................................................      1,994,803       2,227,775
                                                                    ------------    ------------

       Total current liabilities ................................      3,567,005       3,532,454

Notes payable ...................................................         14,349         158,600
                                                                    ------------    ------------
       Total liabilities ........................................      3,581,354       3,691,054
                                                                    ------------    ------------
Redeemable preferred stock ......................................      1,250,000              --
                                                                    ------------    ------------
Stockholders' equity:

   Common stock, $.04 par value; 17,500,000 shares
     authorized, and 2,165,032 shares issued and outstanding ....         86,601          86,400

   Additional paid-in capital ...................................     14,525,450      14,504,629

   Stock subscription receivable ................................       (812,500)       (812,500)

   Accumulated deficit ..........................................     (9,733,098)     (8,143,956)

   Treasury stock, 24,500 shares at cost ........................        (50,605)        (50,605)
                                                                    ------------    ------------

Total stockholders' equity ......................................      4,015,848       5,583,968
                                                                    ------------    ------------

Total liabilities and stockholders' equity ......................   $  8,847,202    $  9,275,022
                                                                    ============    ============


          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Sales .............................................   $  4,889,114    $  3,948,155    $ 18,289,440    $ 12,081,655

Cost of sales .....................................      3,281,006       2,805,439      13,656,763       8,832,966
                                                      ------------    ------------    ------------    ------------

       Gross profit ...............................      1,608,108       1,142,716       4,632,677       3,248,689
                                                      ------------    ------------    ------------    ------------

Expenses:

Selling ...........................................        424,901         484,130       1,222,333       1,174,687

General and administrative ........................      1,103,909         953,609       3,664,638       3,286,156
                                                      ------------    ------------    ------------    ------------

       Total expenses .............................      1,528,810       1,437,739       4,886,971       4,460,843
                                                      ------------    ------------    ------------    ------------

Income (loss) from operations .....................         79,298        (295,023)       (254,294)     (1,212,154)

Interest income ...................................         44,043           9,643          72,544          31,097
                                                      ------------    ------------    ------------    ------------

Income (loss) before provision (benefit) for income
   taxes and discontinued operations ..............        123,341        (285,380)       (181,750)     (1,181,057)

Provision (benefit) for income taxes ..............         14,364        (129,402)         20,705        (439,160)
                                                      ------------    ------------    ------------    ------------

       Income (loss) from continuing operations ...        108,977        (155,978)       (202,455)       (741,897)
                                                      ------------    ------------    ------------    ------------

Discontinued operation:
       Income (loss) from discontinued operation ..             --         207,079        (121,175)        694,022

       Loss on disposal of discontinued operation .             --              --        (856,198)             --
                                                      ------------    ------------    ------------    ------------

Net income (loss) .................................   $    108,977    $     51,101    $ (1,179,828)   $    (47,875)
                                                      ------------    ------------    ------------    ------------

Basic earnings (loss) per share:

       Continuing operations ......................   $      (0.13)   $      (0.07)   $      (0.29)   $      (0.34)
                                                      ============    ============    ============    ============

       Discontinued operation .....................   $         --    $       0.09    $      (0.46)   $       0.32
                                                      ============    ============    ============    ============

       Net income (loss) per share ................   $      (0.13)   $       0.02    $      (0.75)   $      (0.02)
                                                      ============    ============    ============    ============

Diluted earnings (loss) per share:

       Continuing operations ......................   $      (0.13)   $      (0.07)   $      (0.29)   $      (0.34)
                                                      ============    ============    ============    ============

       Discontinued operation .....................   $         --    $       0.09    $      (0.46)   $       0.32
                                                      ============    ============    ============    ============

       Net income (loss) per share ................   $      (0.13)   $       0.02    $      (0.75)   $      (0.02)
                                                      ============    ============    ============    ============

                 See accompanying notes to financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                    UNAUDITED

                                                                                      2000            1999
                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          $ (1,179,828)   $    (47,875)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Loss from discontinued operations                                                  40,282              --

     Loss from sale of discontinued operation                                          856,198              --

     Bad debt reserve                                                                   20,000              --

     Issuance of stock options                                                          16,300              --

     Depreciation and amortization                                                     368,116         342,224

     Depreciation and amortization on discontinued operation                           815,977       3,082,027

     Changes in operating assets and liabilities:

        Accounts receivable                                                           (618,806)       (133,414)

        Other assets                                                                   (61,227)         78,412

        Accounts payable                                                               (29,623)       (106,920)

        Accrued expenses                                                               263,371          28,798
                                                                                  ------------    ------------

Net cash provided by continuing operations                                             490,760       3,243,252

Net cash used in discontinued operation                                               (257,344)       (325,320)
                                                                                  ------------    ------------

Net cash provided by operating activities                                              233,416       2,917,932

CASH FLOWS FROM INVESTING ACTIVITIES:

     Payment for acquisitions, net of cash acquired                                   (100,000)        (64,832)

     Purchase of equipment                                                             (44,479)             --

     Purchases of investments                                                          (22,935)        (23,077)
                                                                                  ------------    ------------

Net cash used by continuing operations                                                (167,414)        (87,909)

Net cash provided by discontinued operation                                         13,629,977      10,263,096
                                                                                  ------------    ------------

Net cash provided by investing activities                                           13,462,563      10,175,187
                                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                                       855,567       1,266,666

     Repayment of notes payable                                                     (1,502,722)     (1,833,689)

     Issuance of common stock                                                            4,722              --

     Issuance of preferred stock                                                       874,465              --
                                                                                  ------------    ------------

Net cash provided by (used in) continuing operations                                   232,032        (567,023)

Net cash used by discontinued operation                                            (13,361,789)    (13,059,390)
                                                                                  ------------    ------------

Net cash used in financing activities                                              (13,129,757)    (13,626,413)
                                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   566,222        (533,294)
                                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, beginning of period                                       1,003,752       1,495,082
                                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                          $  1,569,974    $     961,78
                                                                                  ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income taxes                                                        $      4,929    $      5,953
                                                                                  ============    ============

Cash paid for income taxes for discontinued operation                             $     86,017    $      3,783
                                                                                  ============    ============

Cash paid for interest                                                            $    152,485    $    111,928
                                                                                  ============    ============

Cash paid for interest for discontinued operation                                 $    559,135    $  1,541,212
                                                                                  ============    ============

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

     The components of net assets of discontinued operation included in the Company's Consolidated Balance Sheets at September 30, 2000 and December 31, 1999, are as follows:

                                                                                2000            1999
                                                                           ------------    ------------
     Accounts receivable                                                   $    193,012    $    274,613
     Net investment in direct finance and sales-type leases                   4,516,732      16,232,749
     Assets held under operating leases, net of accumulated depreciation        260,276       2,990,213
     Other assets                                                                    --         537,990
     Accrued expenses                                                          (104,467)        (84,922)
     Notes payable                                                             (146,234)     (1,382,902)

     Obligations for financed equipment -- non-recourse                      (4,630,389)    (16,755,509)
                                                                           ------------    ------------

                                                                           $     88,930    $  1,812,232
                                                                           ============    ============

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

4.   EARNINGS PER SHARE

     A reconciliation of income (loss) and shares used in calculating basic and diluted earnings per share follows:

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               ------------------              -----------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------   -------------   --------------
                                                             2000            1999            2000             1999
                                                          ----------       ---------      ----------       ----------
     Income (loss) from continuing operations             $  108,977       ($155,978)      ($202,455)       ($741,897)

     Less:  Preferred dividends and increase in
             carrying value of redeemable
             preferred stock                                (394,285)                       (409,290)
                                                          ----------       ---------      ----------       ----------

     BASIC AND DILUTED EPS

     Income (loss) available to common stock
     holders                                               ($285,308)       ($155,978)       ($611,745)        ($741,897)
                                                           =========        =========        =========         =========


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               ------------------              -----------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------   -------------   --------------
                                                             2000            1999            2000             1999
                                                          ----------       ---------      ----------       ----------
     Net income (loss)                                    $  108,977       $  51,101     ($1,179,828)      ($  47,875)

     Less:  Preferred dividends and increase in
         carrying value of redeemable
         preferred stock                                    (394,285)                       (409,290)
                                                          ----------       ---------      ----------       ----------

     BASIC AND DILUTED EPS

     Income (loss) available to common stock holders      ($ 285,308)      $  51,101     ($1,589,118)      ($  47,875)
                                                          ==========       =========      ==========       ==========

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               ------------------              -----------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------   -------------   --------------
                                                             2000            1999            2000             1999
                                                          ----------       ---------      ----------       ----------
     Shares used in computing income (loss)
       from continuing operations per share:

     Basic and diluted                                     2,138,634       2,160,004       2,136,533        2,160,004
                                                          ==========       =========      ==========       ==========

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               ------------------              -----------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------   -------------   --------------
                                                             2000            1999            2000             1999
                                                          ----------       ---------      ----------       ----------
     Shares used in computing net income (loss)
       per share:

     Basic and diluted                                    2,138,634         2,160,004       2,136,533         2,160,004
                                                          =========         =========       =========         =========

      Options and warrants to purchase 866,133 and 181,250 and 866,133 and 518,550 shares of common stock at a range of $0.44 to $13.25 and $0.44 to $4.00 were outstanding during the three and nine months ended September 30, 2000 an 1999, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. The options and warrants expire through March 2010.


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


      In any event, the Company's ability to elect the first alternative (I.E., make a redemption at 120% of the Liquidation Value of the Series B Preferred Stock) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At September 30, 2000, the Series B Preferred Stock could be convertible into 736,136 shares of common stock.

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

      On January 4, 2001, La Vista Investors LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York. The action claims compensatory and other damages and equitable relief arising out of alleged breaches of the Securities Purchase Agreement between La Vista and the Company dated April 17, 2000 and other agreements. Specifically, the complaint alleges that we breached the agreement to redeem the preferred stock purchased by La Vista if the common stock issuable upon conversion of the preferred stock was not registered within 150 days of April 17, 2000. Among the remedies La Vista has demanded are redemption of the preferred stock purchased by the selling stockholder at a redemption price of $1.25 million and liquidated damages of $100,000 relating to delays in effectuating the registration statement of which this prospectus is a part.

      On February 6, 2001, the Company responded to the complaint denying liability for the relief sought as unenforceable penalties.

      The Company believes that it has have strong defenses and other legal rights and intends to vigorously defend this action.


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

     THREE MONTHS ENDED
     SEPTEMBER 30, 2000                        5B               5B GROUP          DELTAGROUP            TOTAL
     ------------------                        --               --------          ----------            -----
     Revenues                           $           --      $   3,057,947       $   1,831,167      $   4,889,114
     Cost of sales                                  --          1,961,762           1,319,244          3,281,006
     Pre tax net (loss) income                  30,799            272,106            (179,564)           123,341
     Assets                                  2,078,223          4,697,659           2,071,320          8,847,202

     THREE MONTHS ENDED
     SEPTEMBER 30, 1999
     ------------------
     Revenues                           $           --      $   1,980,429       $   1,967,726      $   3,948,155
     Cost of sales                                  --          1,435,410           1,370,029          2,805,439
     Pre tax net (loss) income                (177,437)             2,264            (110,207)          (285,380)
     Assets                                  3,853,403          2,859,973           2,333,065          9,046,441

     NINE MONTHS ENDED
     SEPTEMBER 30, 2000
     ------------------
     Revenues                           $           --     $   12,476,578       $   5,812,862      $  18,289,440
     Cost of sales                                  --          9,520,048           4,136,715         13,656,763
     Pre tax net (loss) income                (488,840)           614,019            (306,929)          (181,750)
     Assets                                  2,078,223          4,697,659           2,071,320          8,847,202

     NINE MONTHS ENDED
     SEPTEMBER 30, 1999
     ------------------
     Revenues                           $           --       $   6,729,311      $   5,352,344     $   12,081,655
     Cost of sales                                  --           5,113,406          3,719,560          8,832,966
     Pre tax net (loss) income                (452,206)           (342,619)          (386,232)        (1,181,057)
     Assets                                  3,853,403           2,859,973          2,333,065          9,046,441

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

      On April 17, 2000, the Company received an equity investment of $874,465 ($1,000,000 less transaction costs of of $125,535) from La Vista Investors, LLC, a fund managed by WEC Asset Management LLC ("La Vista"), a New York-based investment company. In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock, subject to certain anti-dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the six lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. The Company and the holders of the Company's Series A Preferred Stock have agreed to exchange the Series A Preferred Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.

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


      1 IF THE UNDERLYING SHARES EXCEED 19.9%. If the number of shares of common stock issued upon conversion of the Series B Preferred Stock and in lieu of cash dividends (see below for a description of this concept) exceeds 19.9% of our outstanding common stock, we must take, at our option, one of two actions:

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


In any event, the Company's ability to elect the first alternative (I.E., make a redemption at 120% of the Liquidation Value of the Series B Preferred Stock) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At September 30, 2000 the Series B Preferred Stock could be convertible into 736,196 Common Shares.

      2 FAILURE TO CONCLUDE ACTIONS/OCCURRENCE OF EVENTS. We will be required to redeem at 125% of the Liquidation Value of the outstanding Series B Preferred Stock if any of the following events (among others) were to happen (unless the selling stockholder at the time agreed with us otherwise):

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

      On January 4, 2001, La Vista Investors LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York. The action claims compensatory and other damages and equitable relief arising out of alleged breaches of the Securities Purchase Agreement between La Vista and the Company dated April 17, 2000 and other agreements. Specifically, the complaint alleges that we breached the agreement to redeem the preferred stock purchased by La Vista if the common stock issuable upon conversion of the preferred stock was not registered within 150 days of April 17, 2000. Among the remedies La Vista has demanded are redemption of the preferred stock purchased by the selling stockholder at a redemption price of $1.25 million and liquidated damages of $100,000 relating to delays in effectuating the registration statement of which this prospectus is a part.

      On February 6, 2001, the Company responded to the complaint denying liability for the relief sought as unenforceable penalties.

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

                                     5B TECHNOLOGIES CORPORATION


Date:  February 16, 2001             By:      /S/ GLENN NORTMAN
                                        ------------------------------------
                                        Glenn Nortman, Chief Executive Officer