Form 10-K
period 2000-12-31
5B TECHNOLOGIES CORP
filed 2001-04-16
CIK 1000179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                 --------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                         Commission File Number 0-27190

                           5B TECHNOLOGIES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE
 (State or Other Jurisdiction of                          11-3529387
 Incorporation or Organization)                       (I.R.S. Employer
                                                      Identification No.)

                            100 SUNNYSIDE BOULEVARD
                            WOODBURY, NEW YORK 11797
                    (Address of Principal Executive Offices)

                                 (516) 677-6100
              (Registrant's Telephone Number, Including Area Code)

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

                     COMMON STOCK, $0.04 PAR VALUE PER SHARE
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes /X/             No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on April 12, 2001 was approximately $2,697,070 based on the closing sales price of such stock on such date, as reported by the NASDAQ Small Cap Market.

   The number of shares outstanding of the Registrant's Common Stock, as of April 12, 2001 was: 2,140,532 shares of Common Stock, $0.04 par value.

                                     PART I

ITEM 1  -  BUSINESS

      GENERAL

      5B Technologies Corporation (formerly Paramount Financial Corporation) and subsidiaries ("5B" or the "Company") operates through three wholly owned subsidiaries, 5B Technologies Group, Inc. (formerly Paratech Resources, Inc.), Deltaforce Personnel Services, Inc. ("DeltaGroup") and Paramount Operations Inc. ("Paramount").

      5B Technologies Group Inc. ("5B Group") is a comprehensive business solutions provider, offering customers a wide range of integrated services, including the procurement of hardware/software, customized design and development of Internet infrastructure and commerce solutions, information technology consulting, local area network and web site security and systems integration. As businesses deploy new solutions and technologies, the ability to seamlessly integrate these solutions - both internally across the enterprise and externally with business partners - is critical to a company's on-going success. 5B Group builds e-business and integrated solutions for some of the world's most innovative companies. Our in-depth understanding of New Economy issues, market trends, and world-class technology coupled with our collaborative way of working with clients, creates a strong business relationship. Now, as in the past, 5B Group is redefining the professional services, systems integration and management consulting services industry.

      DeltaGroup provides temporary and permanent staffing services to several of New York City's top law firms and corporations. DeltaGroup provides top-notch temporary word processors, proofreaders and legal secretaries, twenty-four hours a day, seven days a week.

      In May 2000, the Company sold the majority of its lease portfolio which was maintained through its wholly owned subsidiary, Paramount. Accordingly, Paramount has been presented as a discontinued operation as of and for the year ended December 31, 2000, and the balance sheet as of December 31, 1999 and the statements of operations and cash flows for the years ended December 31, 1999 and 1998 have been restated to conform with this presentation. (See Note 14 in ITEM 8 Financial Statements and Supplementary Data).

      We recently incurred net losses from our continuing operations, and our losses may continue. We incurred a net loss from continuing operations of $1,601,000, or $0.94 per share (basic and diluted), on sales of $22,088,000 for 2000 following a loss from continuing operations of $891,000, or $0.42 per share (basic and diluted) for 1999, and our losses are continuing at least through the first quarter of 2001 and may continue thereafter. We cannot give assurance that we will be able to operate profitably in the future.

      Our independent auditors have included an explanatory paragraph relating to our ability to continue as a going concern in their report on our financial statements. Because of our losses from continuing operations in 2000 and 1999, and a potential liability in the amount of $1,250,000 in connection with a pending lawsuit which may require the Company to obtain long-term financing to settle this liability and fund current operations, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.

      The evolution of 5B from a technology equipment leasing and trading company to a comprehensive business solutions provider of full service Internet and Information Technology ("IT") began in 1996. During the first quarter of that year, in response to the Company's need to provide its customers with more-value added services, the Company created a new wholly owned subsidiary, 5B Group. 5B Group began offering customers full IT service solutions, including hardware, software, system design, systems integration and other value-added support services, including telephony integration in voice over Internet Protocol.

      In order to further enhance and expand its system integration services and solutions business, 5B Group acquired Comptech Resources, Inc. ("Comptech") in October 1998. Comptech was a systems consulting, software application, Year 2000 compliance and Internet design and development firm. The acquisition of Comptech brought to the Company a specialization in client-server accounting, sales-force automation, web development and e-commerce solutions.

      To expand its Internet solutions business and to add the ability to host clients, 5B Group acquired, in March 1999, certain assets of Web Business Systems Inc. ("Web"), a small New York based web hosting and development company. The acquisitions of Comptech and Web have enabled the Company to offer a full complement of state-of-the-art Internet and IT solutions.

      The Company felt that while it satisfied most middle market technology needs, it was unable to offer Fortune 1,000 and global companies high end solutions. To overcome this shortcoming, in September 2000, 5B Group acquired certain assets of Infinity Consulting Inc. ("Infinity"), a privately held North Carolina based company. This acquisition brings to 5B Group high end engineering skills in the areas of database management, application development, implementation and performance tuning. 5B Group can now support LINUX and UNIX operating systems, including IBM-AIX, SUN Solaris, HP-UX and SCO. By using these open systems technology 5B Group can make rapid changes in operating systems to thread (integrate) best-of-breed applications, including Oracle, Informix and DB2. 5B Group has also embraced the Open Source Community, which is a client first concept stating that the client is best served when professionals share their expertise and solutions. 5B Group will strive to make all of its tools available to the community along with the source code. 5B Group will continue building its tool sets and establishing open source projects geared toward helping system and database administrators to optimize the management of their systems.

      The Company's strategic diversification and expansion strategy also resulted in two other acquisitions during 1998. In January 1998, the Company completed the acquisition of Deltaforce Personnel Services, Inc., a privately held New York City based staffing company specializing in legal support staffing ("Deltaforce"). This acquisition further enhanced the Company's product offerings by including staffing services to its expanding list of integrated services. The Deltaforce acquisition was followed in August 1998 by the acquisition of RBW Staffing Services, Inc. (d/b/a Wordsmiths) ("Wordsmiths"), a New York City based staffing company also specializing in legal support staffing. Following this second acquisition, the Company merged the operations of Wordsmiths into Deltaforce to form "The DeltaGroup." As a result of the Deltaforce and Wordsmiths acquisitions, the Company became one of the premier temporary and permanent placement legal support staffing agencies in New York.


SYSTEM INTEGRATION AND CONSULTING BUSINESS

INDUSTRY BACKGROUND

      Businesses have become increasingly dependent upon complex information systems in an effort to gain competitive advantages or to maintain competitive positions. Today's computer and network infrastructures demand multiple operating systems, cross-platform connectivity, network protocols, and vast computer architectures for maximum productivity. Computer technology and related products are continuously evolving, making predecessor technologies or products obsolete within a few years or, in some cases, within months. The constant changes in hardware and software and the competitive pressure to upgrade existing products create significant challenges to companies.

      Over the last several years, the increase in performance of desktop computers, the development of a variety of effective business productivity software programs and the ability to interconnect desktop computers in high speed networks have led to an industry shift away from mainframe computer systems to client/server systems based on desktop computer technology. In such systems, the client computer, in addition to its stand-alone capabilities, is able to obtain resources from a central server or servers. Accordingly, desktop computers may share everything from data files to printers. Recently, networked applications such as electronic mail and work group productivity software, coupled with widespread acceptance of Internet technologies, have led companies to implement corporate Intranets (networks that enable end-users (e.g., employees) to share information). The use of a corporate Intranet allows a company to warehouse valuable information, which may be "mined" or accessed by employees or other authorized users through readily available Internet tools such as Web browsers and other graphical user interfaces.

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

      Systems integration includes designing systems and integrating hardware, software and communications. According to Frost & Sullivan, an industry research firm, the systems integration market will have grown to nearly $13 billion in the year 2000 and worldwide computer equipment sales is expected to have reached more than $320 billion. International Data Source, an industry research firm, stated that worldwide IT spending was estimated to have grow to $908 billion in 2000 and of that $444 billion was to be created in North America, an increase of 8.7% and 8.6% respectively over 1999. This growth is being driven by several factors, including the proliferation of distributed computing applications, the increased reliance on network computing, and the trend for companies to outsource network management responsibilities to companies such as 5B Group.

OPERATIONS

      5B Group's mission is to assist and support companies in designing computer networks that cater to their individual needs and to implement and maintain these systems in a cost-effective manner. Our

LAN/WAN capabilities include complete solutions, from network design, cabling, operating systems and protocols to peripherals and communication interfaces. 5B Group can rightsize an application that resides on a mid-range or mainframe platform and convert that application to run on a desktop LAN based environment. 5B Group ensures that these systems support a company's business goals by staying closely attuned to each client's environment in order to provide the strategy and consulting required to achieve their goals. 5B Group offers a full range of comprehensive technology solutions, including network design and integration, cabling, operating systems and protocols to peripherals and communication interfaces, software applications, system training and value added support.

      In 1999, 5B Group expanded its service offerings by adding security for local area networks and web sites. This is accomplished using firewall and proxy server technology. 5B Group also began its specialization in Great Plains client-server accounting software, specifically their e-Enterprise system solutions and Internet web site connectivity to the back office accounting system. Additionally, 5B Group became a "lead reseller member" of the National Service Network of Ingram Micro Inc. Ingram Micro is the world's leading wholesale distributor of technology products and services. The National Services Network is a national network of more than 325 service led technology resellers working together to provide service and support for regional and national end-user customers. 5B Group can access the National Services Network 24 hours a day, seven days a week, to arrange service for its customers.

      5B has formed key alliances with technology leaders including Akamai, Allaire, Cisco, Citrix, Computer Associates, Great Plains Software, Ingram Micro, Intershop, Microsoft, Oracle and RSA Security. The Group's technical skills and alliances have enabled it to complete numerous enterprise e-commerce solutions, Internet infrastructure and systems integration projects on behalf of premier companies across diverse industries. Included among the unit's high profile clients are Aer Lingus Airlines, Americana Financial Services, Bloomberg LP, Charter House, Dover Corporation, Federal Express, Henry Schein, Kasper ASL, The Limited, Maybelline, Morgan Stanley, Skadden Arps and Timex.

      For the year ended December 31, 2000, 5B Group's system integration division generated $12.4 million in revenue, or 86% of the total revenue generated by 5B Group. The majority of the systems integration work that 5B Group performs is on a time and material basis. In addition to being engaged on a project basis, 5B Group is regularly engaged by customers on a regular, ongoing basis to perform maintenance and updates to their networks. 5B Group's system integration division serves small, mid-sized and large companies within the Northeast area.

      5B Group is platform independent and thus can provide customers with the latest technology. Certified in LAN/WAN operating systems from Novell, Microsoft, IBM, Apple, HP, NEC, LINUX and UNIX; 5B Group is qualified to support the enterprise with multiple operating platforms, due to its broad operating systems certifications and background. Our qualified systems engineers implement custom networks based on industry standard methodologies. 5B Group can carry out a number of activities including file server configuration, on-site installation, office moves, network upgrades, and hardware and software audits. These are all provided on a priority scheduled basis while a pre-determined time response is guaranteed to network critical failures. 5B Group can be used to augment customer resources on short and long-term projects. 5B Group works with its customers to develop strategies governing when to acquire equipment, upgrade existing equipment and order new equipment to take advantage of current technology. The Company believes that a single source solution enables the customers to use fewer vendors while providing a more efficient integration, thereby reducing costs, minimizing risk, and increasing management control and accountability.

COMPETITION

      5B Group competes against major hardware distributors and national and regional consulting and service organizations. The Company believes that it is able to compete in this market due to the technical expertise of its employees, its focus on customer service, and its relationship with technology vendors. In addition, the Company believes its ability to act as a sole provider offering all components of an IT solution, from hardware and infrastructure to specific application software and Internet design and implementation. The company therefore has the ability to link all of these different systems together provides us with a competitive advantage. 5B Group's typical customers are mid-size regional organizations with ongoing IT infrastructure and applications needs.


CUSTOMER CONCENTRATION

      For the year ended December 31, 2000 one customer represented 41% of 5B Group's System Integration and Consulting business. 40% of the sales generated by the Systems Integration and consulting business was due to a $5.0 million, one-time sale of hardware/software, associated with an internet infrastructure database build out for this one significant customer. 5B Group does not plan to have any recurring business from this customer as the customer is experiencing financial difficulties.

INTERNET SOLUTIONS BUSINESS

INDUSTRY BACKGROUND

GROWTH OF THE INTERNET

      The Internet has experienced rapid growth in recent years. According to metrics published by the Industry Standard, using data from International Data Corporation, Forrester Research, and Jupiter Research Cahners In-Stat Group, all leading research firms, the number of Internet users was 361 million worldwide at the end of 2000 and will continue to grow to 742 million by the end of 2004. The broad acceptance of the Internet has resulted in the creation of Intranets and Extranets, which allow a company and its customers, employees and suppliers to communicate in new and different ways. Intranets are secure web sites accessible only within a given company and Extranets are Intranets which are also accessible to select outsiders.

GROWTH OF E-COMMERCE

      Much of the growth of the Internet has been driven by corporate recognition that the Internet can be used to achieve competitive advantage. The growth in the use of the Internet and the expansion of uses for the Internet have led to the creation of numerous start-up companies that seek to take advantage of new market opportunities including the sale and delivery of goods and services via the Internet. International Data Corporation expects dramatic growth in total world e-commerce transaction volume, predicting an increase to $2.8 trillion in 2003. Forrester Research's projections call for worldwide business-to-business e-commerce revenues to increase from approximately $406 billion in 2000 to more than $2.7 trillion in 2004.

MARKET FOR INTERNET SERVICES

      The development and implementation of Internet solutions requires the successful integration of creative design and systems engineering skills. Historically, these areas have not existed within most companies. Accordingly, many businesses have chosen to outsource a significant portion of the development, design and maintenance of their web sites, Intranets, Extranets and e-commerce applications to independent service providers who can capitalize on their creative and technical expertise. Such outsourcing needs have generated worldwide demand for Internet professional services, which International Data Corporation estimates will grow from $8 billion in 1998 to $79 billion in 2003. The Company believes that the rapidly growing demand for Internet solutions has created significant opportunities for strategic Internet solutions providers such as 5B Group.

OPERATIONS

      5B Group provides comprehensive Internet-based solutions to small and medium sized companies, primarily in the New York Metropolitan area. For the year ended December 31, 2000, the Internet solutions business generated $2.0 million in revenue from numerous projects and its web hosting services. While the Internet division generated only 14% of 5B Group's total revenue for 2000, the Company believes that this percentage can increase in future years if the Company can successfully grow this business to address the rapid growth in the Internet discussed above and capitalize on its ability to integrate clients Internet sites to their current Intranet and back office systems.

      5B Group helps businesses identify how the Internet can be used to their competitive advantage and uses its expertise in creative design and systems engineering to develop and deploy advanced Internet applications and solutions. Our service offerings include:

  o E-COMMERCE PLATFORM DEVELOPMENT: 5B is a pioneer in understanding the technical aspects of the value chain proposition in online business. Our staff began building e-commerce systems and integrating legacy and online systems in 1995 and have been providing leading-edge solutions (both B2C and B2B) ever since. We incorporate leading technologies in the areas of application servers, transactional systems, customer relationship management (CRM) and content management as part of these solutions.

  o CUSTOM OPERATIONS SUPPORT SYSTEMS: Many of our clients have identified opportunities to run their businesses more profitably using a Web-based support system-often with our guidance. 5B specializes in the specification, development and deployment of these systems.

  o LEGACY SYSTEM INTEGRATION: 5B can create interface infrastructure that allows us to integrate Web-based solutions with virtually any type of legacy infrastructure. We have worked extensively with Great Plains, SAP, Oracle, Peoplesoft, and other leading ERP and infrastructure application suppliers.

  o E-MARKETPLACE DEVELOPMENT: 5B understands the complexities required to deliver a scalable e-marketplace. Our understanding helps create online environments that allow buyers and suppliers to meet, buy and sell products and services in the most efficient manner.

  o E-BUSINESS STRATEGIES: 5B believes that a comprehensive e-business strategy is a critical component for companies extending their existing operations online, and for new companies built specifically for the online world. We analyze business needs and create scalable technology platforms and architecture solutions.

      5B Group uses its engineering capabilities to deliver complex Internet-based business solutions. Its engineers provide application development and systems integration services by employing proven Internet technologies such as Java, Perl, Cold Fusion, CGI, C and C++. Additionally, the Company has embraced open standards that ensure e-business platforms are scalable and easy to interface to legacy systems. Our methodologies and consistent development techniques enable us to fully leverage reusable development skills and components. 5B has also developed strategic alliances that allow us to provide best-of-breed point solutions, developed as single e-business platforms and integrated with existing back-end systems; and advanced client development capabilities that effectively leverage emerging client technologies, such as broadband and wireless. 5B Group has established these strategic affiliations with leading technology vendors, such as Microsoft, Intershop, Cisco, Computer Associates and UUNET. These affiliations typically allow us early access to training, product support and technology developed by these companies.

      Typical 5B Group engagements include (1) the strategic application of E-commerce solutions to enhance existing business processes, (2) the identification of new business opportunities created by the Internet, (3) the use of creative design and marketing to acquire, cross-sell and retain customers on-line, and (4) the integration of web-based applications to our clients' existing legacy systems. In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. 5B Group generally bills its clients on a fixed price basis, however some engagements may be on a time-and-material basis. Additionally, as part of our fee arrangement, 5B Group may receive equity in the client company.

      The Company's Internet solution process consists of five phases:

            1. PLANNING 5B Group begins by assigning a dedicated project manager to a client. This person as well as an engineer and a designer form your contact to the team working on your application or Web site. All of our project managers are critical members of our team and have experience in meeting rigorous goals and timelines. The project manager can be in daily contact with you and will arrange site visits at your convenience. Projects are broken into manageable phases with predetermined deliverables at the conclusion of every phase.

            2. APPROACH 5B Group's approach is to guide its clients through a step-by-step design and creation of an on-line presence dependent upon the needs of the business and what such a presence will achieve. 5B Group starts by listening to its clients needs and expectations. 5B Group learns how its clients promote their businesses now and what their plans are for promoting their future Web application. With our clients long-term business goals in mind, 5B Group can plan a solution that suits our clients requirements and reflects their visual character and integrity.

            3. DEVELOPMENT. During this phase 5B Group will build innovative applications that can access data from mainframes, enterprise databases, and departmental servers. 5B Group works with our clients department heads, MIS, CIO and CEO, to make certain that 5B Group completely understand our clients business objectives, competitive posture, and budget. After the interview and fact finding process, 5B Group provides a detailed document which specifies the objectives, hardware and software infrastructure, structural programming components, timetable and the exact look and feel of the final product.

            4. TESTING Quality Assurance is important to 5B Group. We have dedicated engineers that pore through applications and Web sites with a proven methodology and check list. Each application is tested for compatibility on all appropriate browsers, and is stress tested. 5B Group's multi-step testing process includes proofreading, link testing, browser compatibility, function testing, code inspection, system testing, performance testing, stress testing, user testing and walkthrough. Before the solution is implemented, 5B Group will assist the client in developing a security policy as it pertains to Internet connectivity via the clients LAN and other internet-enabled devices in the organization, to ensure all possible unwanted entries are shut.

            5. POST PRODUCTION Our post-production process is a system of maintaining the creative direction and functionality established during the development phase. Graphic standards are created for the site so that upon completion, you will approve the project knowing that the continuity of the site and your corporate message, both visually and via content, has been defined and will be maintained. Any successful Internet venture requires constant care to maximize the return on investment. With this in mind, 5B Group has created a highly focused production team to offer this special service. Utilizing the industry's leading Internet/Intranet software, our clients Internet/Intranet applications will encompass a fast search engine, comprehensive directory, interactive collaboration and server-based supports. 5B Group's maintenance support group is dedicated to making sure that, as an existing client, your Web site provides beneficial and timely information. A successful Internet presence must evolve as your business evolves. Once that need is realized, 5B Group is ready to further develop and modify your site within 24 hours of our clients approval. As a result of our clients request, the 5B Group staff will begin the creative process of either adding new, compelling sections to your existing site, or simply fine-tuning what already exists.

COMPETITION

      Although the market for Internet solutions is relatively new, it is already highly competitive. We believe that competition will intensify and increase in the future. The market is rapidly evolving and is subject to continuous technological change. 5B Group's competitors can be divided into several groups:

                  o Small and large Internet solutions service providers
                  o Large information technology consulting service providers
                  o Computer hardware and service vendors
                  o Strategic consulting firms
                  o Interactive advertising agencies

      5B Group competes on the basis of a number of factors, including the attractiveness of the Internet solutions offered, creative design, engineering expertise, pricing, and understanding clients' strategies and needs. In order to gain a competitive advantage, 5B Group is constantly integrating new technologies, such as digital medial technology, into its development efforts. Additionally, because the Company is able to act as a single provider for Internet solutions as well as other IT requirements, the Company believes that it enjoys a competitive advantage.

CUSTOMER CONCENTRATION

      For the year ended December 31, 2000, three customers represented more than 83% of 5B Group's Internet Solutions business. 5B Group plans to have recurring business from one of these customers and will have recurring business with the second, if it is successful in obtaining additional financing.

STAFFING SERVICES

INDUSTRY BACKGROUND

      The temporary staffing industry, once used predominately as a short-term solution for peak production periods and to temporarily replace absent workers, has evolved into a permanent and significant component of the staffing plans of many companies. Corporate restructuring, downsizing, increased government regulations governing employee relations, advances in technology, and the desire by many companies to shift employee cost from a fixed to a variable expense have contributed to the strong growth of the temporary staffing industry. Temporary staffing firms act as intermediaries in matching available temporary workers to employer assignments. According to Investors Business Daily, a periodic business publication, the temporary staffing industry was a $69 billion industry in 1999, up 12% from 1998. Of this total, Commercial Services (office/clerical and light industrial) and IT, the two segments in which the Company operates, accounted for a total of $49.4 billion in 1999. The Commercial Services segment has grown 12% since 1993 and the IT segment has grown at 26% a year since 1993. The Staffing Industry Report stated that the United States temporary staffing industry grew from approximately $28.9 billion in revenue in 1993 to approximately $62.0 billion in revenue in 1998, a compound annual growth rate of approximately 17%

OPERATIONS

      Deltaforce, which commenced operations in 1988, is a provider of temporary legal-support staff to the legal community in the New York City metropolitan area. Deltaforce's typical clients are large New York City based law firms with on-going needs for temporary personnel services. The Company's acquisition of Deltaforce was followed closely by the acquisition of Wordsmiths in August 1998. Wordsmiths is an 11-year old staffing firm providing law firms with support staff, proofreaders, legal professionals and paralegals. Its services are a strong complement to the legal services of Deltaforce. Following this second acquisition, the Company merged the operations of Wordsmiths into Deltaforce to create The DeltaGroup. The combined company now offers temporary and permanent legal support staff. The Company believes that The DeltaGroup is now among the top five temporary staffing companies to the legal community in New York City.

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

CUSTOMER CONCENTRATION

      The DeltaGroup's typical clients are large New York City based law firms with on-going needs for temporary personnel services. The company believes that its business is not dependent on any single customer. For the year ending December 31, 2000, the one customer represented 11% of DeltaGroup's total sales and DeltaGroup plans to have recurring business from this customer.


EMPLOYEES

      As of December 31, 2000, the Company employed 62 full-time employees and 684 temporary part-time employees, related to the DeltaGroup. Of the 62 full time employees 39 worked for 5B Group, 19 worked for DeltaGroup and 4 worked for 5B. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. None of the Company's employees are represented by a labor union.



GOVERNMENT REGULATION

      The Company has not been materially affected by any government regulations applicable to its business activities.



ITEM 2  -  PROPERTIES

PROPERTIES

      The Company leases approximately 7,448 square feet of office space for its principal executive offices at 100 Sunnyside Boulevard, Woodbury, New York 11797. Payment of rent for the Company's offices is approximately $12,000 per month. This lease expires in August 2002. The Company also leases approximately 1,200 square feet of office space for 5B Group in Charlotte, North Carolina. Payment of rent for this facility is approximately $750 per month and the lease expires on August 2001. In addition, the Company leases 6,000 square feet in Manhattan for the DeltaGroup operations. Payment of rent is approximately $13,000 per month. This lease expires in November 2002.



ITEM 3  -  LEGAL PROCEEDINGS


      On January 4, 2001, La Vista Investors LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York (Index No. 01600067/01). The action claims compensatory and other damages and equitable relief arising out of alleged breaches of the Securities Purchase Agreement between La Vista and the Company dated April 17, 2000 and other agreements. Specifically, the complaint alleges that the Company breached the agreement to redeem the preferred stock purchased by La Vista if the common stock issuable upon conversion of the preferred stock was not registered within 150 days of April 17, 2000. Among the remedies La Vista has demanded are redemption of the preferred stock at a redemption price of $1.25 million and liquidated damages of $100,000 relating to delays in effectuating the registration statement required by the Securities Purchase Agreement. On February 6, the Company responded to the complaint denying liability for the relief sought. The Company believes that it has strong defenses and other legal rights and intends to vigorously defend this action.

      In June 2000, Lawrence Kagan, a former employee and former shareholder, commenced an arbitration proceeding against DeltaGroup and the Company before the American Arbitration Association in the City of New York. The Compliant alleges that (i) DeltaGroup breached Mr. Kagan's employment agreement and (ii) the Company breached a related stock purchase agreement. The Company and DeltaGroup responded to the Compliant denying liability and asserting counterclaims. The Company and DeltaGroup believe that they have strong defenses, counterclaims and other legal rights, and intend to vigorously defend this proceeding.

      On August 29, 2000 Robert Klein commenced a lawsuit against the Company and Deltaforce Personnel Services Inc. in the Supreme Court of New York (Index No. 603727/00). The Complaint alleges that the Company breached an agreement to timely register Mr. Klein's stock. Mr. Klein seeks damages in excess of $2.0 million plus reimbursement of attorneys' fees. The Company and DeltaGroup responded to the Compliant denying liability for the relief sought. The Company and DeltaGroup believe that they have strong defenses and other legal rights and intend to vigorously defend this action.

      The action previously brought against the Company and third parties by Hirata Corporation and Hirata Corporation of America was dismissed with respect to the Company for lack of personal jurisdiction.

      The Company is subject to legal proceedings and claims that a rise in the ordinary course of its business. In the opinion of the management, the amount of the ultimate outcome of these actions will not materially affect the Company's financial position, results of operations or cash flows.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

      In connection with the reorganization in February 2000, the Company changed the trading symbols of its Common Stock and Class A Warrants to "FIVE" and "FIVEW", respectively.

       The following table sets forth the high and low closing prices for the Company's Common Stock for the periods shown below.


COMMON STOCK
    1999                                                     HIGH         LOW
    ----                                                     ----         ---
    First quarter..................................             6       17/32
    Second quarter.................................       2 15/16       1 1/2
    Third quarter..................................        4 5/16     1 32/93
    Fourth quarter.................................       1 15/16      1 7/16

    2000
    ----
    First quarter..................................        18 7/8       1 1/2
    Second quarter.................................        13 7/8           3
    Third quarter..................................         3 5/8     1 29/32
    Fourth quarter.................................         2 5/8         5/8

    2001
    ----
    January 1, 2001 through March 15, 2001.........       2 15/32       31/32

As of August 20, 1998, the Class A Warrants were delisted from the NASDAQ Small Cap Market as a result of the failure to meet certain NASDAQ continued listing requirements. Set forth below in the first table are the high and low closing prices for the Class A Warrants as reported by the NASDAQ Small Cap Market from January 1, 1997 through August 20, 1998. Set forth below in the second table are the high and low sales prices for the Class A Warrants as reported by the NASDAQ Over-The-Counter Bulletin Board since August 21, 1998.

On January 19, 2001 the Class A Warrants expired and none of the Warrants were exercised.



CLASS A WARRANTS


                           NASDAQ SMALL CAP MARKET
    1998
    ----
    First quarter..................................           1/8        3/32
    Second quarter.................................          3/32        1/32
    Third quarter (July 1 - August 20).............          1/32        1/64


                     NASDAQ OVER-THE-COUNTER BULLETIN BOARD

    1999
    ----
    First quarter..................................         3/100       1/500
    Second quarter.................................          9/50        1/20
    Third quarter..................................        23/200     1/1,000
    Fourth quarter.................................         7/200       3/200

    2000
    ----
    First quarter..................................         3/200     151/200
    Second quarter.................................       214/389        1/10
    Third quarter..................................        17/100        1/20
    Fourth quarter.................................         9/100       1/100

    2001
    ----
    January 1, 2001 through January 19, 2001.......         1/100       1/200

----------

(1) After being delisted from the NASDAQ Small Cap Market, the Class A Warrants did not begin trading on The Over-The-Counter Bulletin Board until December 1998, and subsequently expired on January 19, 2001.


The closing sales price of the Common Stock as of March 15, 2001, as reported by the NASDAQ Small Cap Market, was $1.25 per share.


As of March 15, 2001, there were 39 record holders of the Common Stock.

ITEM 6  -  SELECTED FINANCIAL DATA

      The following selected financial data with respect to the Company's financial position and its results of operations for each of the five years in the period ended December 31, 2000, set forth below has been derived from the Company's consolidated financial statements. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in ITEM 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7. The Company's financial position and results of operations have been restated to reflect the discontinuance of the Company's leasing segment. See Note 14 to the Consolidated Financial Statements.


                                 2000              1999              1998              1997               1996

Net Sales .............     $ 22,088,442      $ 16,824,712      $  9,369,802      $  3,774,673      $    585,233
Loss from continuing
operations ............       (1,601,461)         (890,739)       (2,499,128)       (1,616,522)       (1,856,908)
Basic and diluted loss
per share from
continuing operations .     $      (0.94)     $      (0.42)     $      (1.21)     $      (0.81)     $      (0.95)


BALANCE SHEET DATA:
Total assets ..........     $  7,263,648      $  9,275,022      $  9,739,458      $  9,348,670      $  9,865,827
Long term debt ........     $     11,928      $    158,600      $    675,265      $         --      $         --
Redeemable preferred
stock .................     $  1,250,000      $         --      $         --      $         --      $         --

ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the audited financial statements, including the notes thereto, appearing elsewhere in this Form 10-K.

GENERAL

      5B Technologies Corporation (formerly Paramount Financial Corporation) and subsidiaries ("5B" or the "Company") is a comprehensive business solutions provider, offering customers a wide range of integrated services, including customized design and development of Internet infrastructure and commerce solutions, information technology consulting, local area network and web site security, systems integration and staffing services. The Company operates through two wholly owned subsidiaries, 5B Technologies Group, Inc. ("5B Group") (formerly Paratech Resources, Inc.) and Deltaforce Personnel Services, Inc. ("DeltaGroup").

      5B Group provides a complete range of advanced technological services, including fully integrated solutions for Internet and e-commerce businesses, Internet marketing, applications development, systems integration, hardware and software procurement, multi-platform integration services and personnel outsourcing.

      5B Group's systems integration and consulting business is typically retained on a time-and-material basis. Due to the complexity and diversity of implementing integration and application solutions, the Company prefers a time and material basis contract over a fixed price contract. The Company perceives the growth in the integration business to be generated from the Internet solutions business and the ever growing need to cross connect multiple applications and systems. As more businesses expand on to the Internet the need for integrated accounting and back office software will become essential. 5B Group's integration business continues to serve its core clients as well as expanding its client base through the use of its internal sales force, referrals and the strategic alliances with our vendors.

      5B Group's Internet solutions business is typically retained on a fixed price, project-by-project basis. Revenue is recognized on a percentage-of-completion basis. Each project typically undergoes a five step process: (a) planning, (b) approach, (c) development, (d) testing and (e) post production. The Company believes that these five phases are crucial to the success of its Internet projects and uses this model to plan and price its projects. From time to time the Company may accept small time-and-material projects, but it prefers to align itself with its customers, developing long-term relationships as opposed to performing one-time changes or fixes. Additionally, as part of our fee arrangement, 5B Group may receive equity in the client company.

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

      On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc. ("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation as of and for the year ended December 31, 2000, and the balance sheet as of December 31, 1999 and the statements of operations and cash flows for the years ended December 31, 1999 and 1998 have been restated to conform with this presentation. At March 31, 2000, the Company accrued the loss on disposal of $856,000. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000. The provision for estimated losses of approximately $602,000 was based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. No adjustments to these estimates were necessary as of December 31, 2000. Net sales for Paramount were approximately $322,600, $9,125,164 and $28,937,455 for the years ended December 31, 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      For the year ended December 31, 2000, the Company recorded sales revenue of $22.1 million, a $5.3 million increase from the $16.8 million recorded during the year ended December 31, 1999. 5B Group's revenue for the year ended December 31, 2000 increased 52%, to $14.4 million ($5.0 million relates to a one-time sale of hardware/software sales associated with an Internet infrastructure database build out), as compared to $9.5 million recorded for the year ended December 31, 1999. The increase in sales at 5B Group is a result of the Company's increase in providing professional services to clients (which include Internet, integration and application) and hardware/software sales associated with Internet infrastructure projects. DeltaGroup contributed $7.6 million in revenue during the year ended December 31, 2000, a 4% increase over the $7.3 million recorded in 1999. The Company believes that this increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis.

      Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the year ended December 31, 2000, the Company recorded cost of sales of $16.6 million, an increase of $4.9 million compared to the $11.7 million recorded for the year ended December 31, 1999. 5B Group reported cost of sales of $11.1 million, a 68% increase over the $6.6 million reported for the year ended December 31, 1999. The reason for this increase is the growth of 5B Group and its related increase in revenues. The DeltaGroup posted cost of sales of $5.5 million, a 8%, increase compared to the $5.1 million recorded for the year ended December 31, 1999. The reason for the increase is predominantly due to the increase in revenue which generated corresponding increases in salaries of employees and associated payroll taxes.

      Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the year ended December 31, 2000 was $1.97 million, a 13% increase over the $1.75 million recorded in the comparable prior period. 5B Group reported selling expenses of $1,115,035, or 8%, of revenue for the year ended December 31, 2000 compared to $1,044,000, or 11%, of revenue for the year ended December 31, 1999. The decrease in selling expenses for 5B Group is predominantly due to the types of transactions that were completed during the period, several of which did not require any payment of commissions to salespeople. DeltaGroup reported selling expenses of $766,000, or 10%, of revenue for the year ended December 31, 2000 compared to $696,000, or 10%, of revenue for the year ended December 31, 1999.

      General and administrative expenses totaled $5.0 million, or 23%, of revenue for the year ended December 31, 2000, representing an increase of 19% compared to the $4.2 million, or 25%, of revenue recorded during the year ended December 31, 1999. 5B Group reported general and administrative expenses of $2,601,000, or 18%, of revenue for the year ended December 31, 2000 compared to $1,992,000, or 21%, of revenue for the year ended December 31, 1999. The increase in general and administrative expenses is partially attributable to the write down of 250,000 shares and a warrant to purchase 50,000 shares valued at $438,000 of a privately held company received in 1999 as payment for Internet solution services provided, which were deemed worthless during the fourth quarter of 2000. DeltaGroup reported general and administrative expenses of $1,800,000, or 24%, of revenue for the year ended December 31, 2000 compared to $2,054,000, or 28%, of revenue for the year ended December 31, 1999. The decrease in general and administrative expenses is mainly due to the completion of certain consulting agreements and restructuring of administrative salaries.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      For the year ended December 31, 1999, the Company recorded sales revenue of $16.8 million, a $7.4 million increase from the $9.4 million recorded during the year ended December 31, 1998. 5B Group's revenue for the year ended December 31, 1999 increased 76%, to $9.5 million, as compared to $5.4 million recorded for the year ended December 31, 1998. The increase in sales at 5B Group is a result of the Company's growth in providing Internet solution services during 1999 (this service was not provided in 1998) in addition to growth in its system integration revenue. DeltaGroup, which was purchased in January 1998, contributed $7.3 million in revenue during the year ended December 31, 1999, an 83% increase over the $4.0 million recorded in 1998. The Company believes that this increase was due to DeltaGroup's ability to consistently provide its customers with well-trained temporary personnel on a timely basis and the expansion of its customer base as a result of the acquisition of Wordsmiths in July 1998.

      Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the year ended December 31, 1999, the Company recorded cost of sales of $11.7 million, an increase of $4.1 million compared to the $7.6 million recorded for the year ended December 31, 1998. 5B Group reported cost of sales of $6.6 million, a 47% increase over the $4.5 million reported for the year ended December 31, 1998. The reason for this increase is due primarily to providing Internet solution services during 1999 (this service was not provided during 1998). The DeltaGroup posted cost of sales of $5.1 million, a 59%, increase compared to the $3.2 million recorded for the year ended December 31, 1998. The reason for the increase is predominantly due to the increase in revenue which generated corresponding increases in employees salaries and associated payroll taxes.

      Selling expense for the year ended December 31, 1999 was $1.75 million, a 151% increase over the $694,000 recorded in the comparable prior period. 5B Group reported selling expenses of $1,044,000, or 11%, of revenue for the year ended December 31, 1999 compared to $650,000, or 12%, of revenue for the year ended December 31, 1998. DeltaGroup reported selling expenses of $696,000, or 10%, of revenue for the year ended December 31, 1999 compared to $35,000, or 1%, of revenue for the year ended December 31, 1998. The increase in selling expenses is predominantly due to a restructuring of salespeople's commissions and the expansion of DeltaGroup's sales force.

      General and administrative expenses totaled $4.2 million, or 25%, of revenue for the year ended December 31, 1999, compared to the $4.2 million, or 45%, of revenue recorded during the year ended December 31, 1998. 5B Group reported general and administrative expenses of $1,992,000, or 21%, of revenue for the year ended December 31, 1999 compared to $2,260,000, or 42%, of revenue for the year ended December 31, 1998. The decrease in general and administrative expenses is mainly due to the restructuring of administrative salaries. DeltaGroup reported general and administrative expenses of $2,054,000, or 28%, of revenue for the year ended December 31, 1999 compared to $1,276,000, or 32%, of revenue for the year ended December 31, 1998. The increase in general and administrative expenses is predominantly due to restructuring and increased overhead related to the two acquisitions made during 1998.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, the Company had $1.7 million in cash and cash equivalents and investments available for sale. Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Primarily as a result of the continued investment in 5B Group and DeltaGroup and the acquisitions it made in prior years the Company experienced a decrease in net cash and investments available for sale during the year ended December 31, 2000 of $273,154.

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

      At December 31, 2000, the Company had three credit lines available:

      TERM LOAN: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing and the Company is undergoing negotiations with the bank to establish repayment terms. As of December 31, 2000, approximately $298,000 remained outstanding under these loans collateralized by up to $600,000 in cash maintained in an investment account. Under the agreement, the Company was not in compliance with the debt covenant requiring minimum net worth of at least $5.5 million. The Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the year ended December 31, 2000.

      DELTAGROUP REVOLVING CREDIT FACILITY: DeltaGroup has a $750,000 revolving line of credit agreement with a bank secured by accounts receivable, which will expire on June 30, 2001. Interest on outstanding borrowings accrues at the bank's prime rate plus 1%. Borrowings are limited to 80% of eligible accounts receivable. As of December 31, 2000, DeltaGroup had $750,000 outstanding under this line.

      5B GROUP EQUIPMENT ACQUISITION CREDIT FACILITY: 5B Group has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory. Interest on outstanding borrowings accrues at the prime rate plus 1 1/2 %. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of December 31, 2000, 5B Group had $784,000 outstanding under this line, of which approximately $221,000 is classified as debt and approximately $563,000 is included in accounts payable. Under the agreement, the Company's 5B Group subsidiary was not in compliance with the working capital covenant requiring a revenue to working capital ratio of less than 20 to 1, but not greater than 0. 5B Group is also not in compliance with a debt covenant requiring a liability to net worth ratio of less than 8 to
1. 5B Group has obtained a waiver from the finance company for non-compliance with the aforementioned covenant for the year ended December 31, 2000.

      Each of the Company's three credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other two credit lines.

      As described above, the Company has received waivers from the lenders under the Term Loan and the 5B Group facility as a result of the Company's non-compliance at December 31, 2000 with certain covenants under such facilities. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under these facilities, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line which would have the effect of also causing a default under the Company's other two credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $1,832,000 as of December 31, 2000, under its respective credit lines immediately due and payable.

      On April 11, 2001 the Company received a banking commitment from the Connecticut Bank of Commerce ("CBC"). The commitment extends two types of credit facilities:

      5B GROUP REVOLVING CREDIT FACILITY: 5B Group will receive upon the closing of the financing a revolving credit facility secured by eligible accounts receivable, as defined. The term of the credit facility is two years from the date of closing. Borrowings are limited to 75% of eligible accounts receivable. The rate of interest charged on the facility will be 1 1/2% above the Wall Street prime commercial lending rate.

      MEZZANINE FACILITY: 5B Technologies Corporation will receive upon the closing of the financing, a maximum mezzanine facility of $1,500,000, to be used for future acquisitions and other agreed to purposes. The maximum amount of the mezzanine facility will be limited to 110% of the total cash, cash equivalents, marketable securities and accounts receivable of the Company less the outstanding amount of the revolving credit facility. Additionally, the mezzanine facility may not be utilized until either (a) the amount of the mezzanine facility to be used is secured by cash collateral acceptable to CBC, or (b) (i) the sale of certain material assets, (ii) 5B has demonstrated a return to profitability, and (iii) a settlement of the redeemable preferred stock. The mezzanine facility will mature within two years, or be rolled into the 5B Group revolving credit facility. The rate of interest charged on the facility will be 2% above the Wall Street prime commercial lending rate.

REDEEMABLE PREFERRED STOCK

      On April 17, 2000, the Company received an equity investment of $874,465 ($1,000,000 less transaction costs of $125,535) from La Vista Investors, LLC ("La Vista"), a fund managed by WEC Asset Management LLC, a New York-based investment company.

      In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock (which was deemed to have an immaterial fair value), subject to certain anti-dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the three lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. On the commitment date, the conversion price exceeded the market price of the Company's Common Stock. In August, 2000, the Company and the holders of the Company's Series A Preferred Stock agreed to exchange the Series A Preferred Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.

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

      IF THE UNDERLYING SHARES EXCEED 19.9%. If the number of shares of common stock issued upon conversion of the Series B Preferred Stock and in lieu of cash dividends (see below for a description of this concept) exceeds 19.9% of our outstanding common stock, we must take, at our option, one of two actions: (i) redeem all of the remaining shares of Series B Preferred Stock at a price equal to 120% of the Liquidation Preference, as defined (ii) call a special meeting of the Company's stockholders to approve of the issuance of the common stock (and any other matters requiring stockholder approval under the applicable rules of the NASDAQ Stock Market) and use the Company's best efforts to obtain such approval.

      The Company cannot predict which of the foregoing two alternatives it will elect.

      In any event, the Company's ability to elect the first alternative (i.e., make a redemption at 120% of the Liquidation Value of the Series B Preferred Stock) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At December 31, 2000, the Series B Preferred Stock could be converted into 1,618,899 shares of Common Stock, which exceeds 19.9% (see above).

      FAILURE TO CONCLUDE ACTIONS/OCCURRENCE OF EVENTS. The Company will be required to redeem the outstanding Series B Preferred Stock at a price equal to 125% of the Liquidation Preference as defined if any of the following events (among others) were to happen (unless the selling stockholder at the time agreed with the Company otherwise): (i) if the registration statement is not effective by September 27, 2000, (ii) if the Company breaches the terms of the Series B Preferred Stock and does not cure such breach within 10 days of notice to us of such breach, (iii) if the Company becomes bankrupt by court order or if we voluntarily institute bankruptcy proceedings or if other similar events occur
(iv) if the Company defaults under any of our material contracts in our businesses or lose a final judgment, where the default or judgment is in excess of $250,000, (v) if there is a Change of Control, as defined.

      On September 28, 2000 the Company received notification from La Vista demanding redemption of outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement effective by September 27, 2000. Accordingly, the Company has increased the value of the redeemable preferred stock to $1,250,000. The Company filed a registration statement relating to the common stock underlying the Series B Preferred Stock and it was declared effective on February 16, 2001. (See Item 3 Legal Proceedings).

FUTURE CASH REQUIREMENTS

      Our cash availability during 2001 and thereafter may be affected by a number of factors. At December 31, 2000, the Company had cash and cash equivalents and investments available for sale of $1,656,000 and cash available of approximately $423,000 under our existing credit facilities, which are limited to certain asset based criteria, as defined. To the extent that credit is not available, we may have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts or the loss of future business. In addition, in September 2000 the holder of the redeemable preferred stock made a claim for redemption, seeking $1,250,000 (See Notes 6 and 12(c) in the Consolidated Financial Statements). The Company recorded the increase in the carrying value of the redeemable preferred stock but refused such claim, and such holder subsequently commenced a lawsuit. The Company responded to the complaint denying liability for the relief sought. The Company believes that it has strong defenses and other legal rights and intends to vigorously defend this action. Additionally, the Company has failed to comply with certain financial covenants related to its existing credit lines. Under the default provisions of the existing credit lines, a default under any of these credit lines can trigger a default under the other two credit lines. The Company has obtained waivers of such defaults. If the lenders refuse to waive such defaults in the future (which the Company believes is unlikely) and if the Company is unable to obtain alternative financing (which the Company also believes is unlikely), it may be unable to meet its obligations under such credit lines and fund its current operations.

      We are seeking to address our need for liquidity by negotiating with other lenders with respect to obtaining alternative financing (see below), seeking to negotiate an agreement with the holder of the redeemable preferred stock which would result in a deferral of our payment obligations or a conversion of the related debt to equity or a combination and evaluating proposals for the sale of certain material assets.

      On April 11, 2001 the Company received a banking commitment from the Connecticut Bank of Commerce ("CBC"). The commitment extends two types of credit facilities:

      5B GROUP REVOLVING CREDIT FACILITY: 5B Group will receive upon the closing of the financing a revolving credit facility secured by eligible accounts receivable, as defined. The term of the credit facility is two years from the date of closing. Borrowings are limited to 75% of eligible accounts receivable. The rate of interest charged on the facility will be 1 1/2% above the Wall Street prime commercial lending rate.

      MEZZANINE FACILITY: 5B Technologies Corporation will receive upon the closing of the financing, a maximum mezzanine facility of $1,500,000, to be used for future acquisitions and other agreed to purposes. The maximum amount of the mezzanine facility will be limited to 110% of the total cash, cash equivalents, marketable securities and accounts receivable of the Company less the outstanding amount of the revolving credit facility. Additionally, the mezzanine facility may not be utilized until either (a) the amount of the mezzanine facility to be used is secured by cash collateral acceptable to CBC, or (b) (i) the sale of certain material assets, (ii) 5B has demonstrated a return to profitability, and (iii) a settlement of the redeemable preferred stock. The mezzanine facility will mature within two years, or be rolled into the 5B Group revolving credit facility. The rate of interest charged on the facility will be 2% above the Wall Street prime commercial lending rate.

      Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unsuccessful in our litigation with the holder of our redeemable preferred stock, we cannot assure you that we will be able to generate funds to enable the Company to pay its financial obligations. In addition, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.


INFLATION

      Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.


ACCOUNTING PRONOUNCEMENTS


      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which was amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements required derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from charges in the fair value of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 will have no impact on the Company's results or operations of financial position.


      In 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition Financial Statements, " which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

In November 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21. Accounting for Multiple Element Revenue Arrangements," which addresses (1) how and when an arrangement should be divided into separate units of accounting; (2) how consideration should be allocated, if separate accounting for a deliverable is appropriate; and (3) the accounting for direct costs when it is concluded that those costs are not associated with any single deliverable or are associated with a specific deliverable that does not qualify as a separate unit. Although the Issue has been discussed at several EITF meetings, no final consensus positions have been reached. The Company is currently evaluating the impact that EITF 00-21 will have on its results of operations and cash flows.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISK


      The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made herein contain a number of risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, specific factors impacting the Company's business, including increased competition; the ability of the Company to expand its operations and attract and retain qualified sales representatives and technically trained consultants experienced in the Internet and IT sectors; the ability of the Company to attract and retain Internet solutions and IT professionals skilled in specific applications; the ability of the Company to attract and retain qualified personnel in the legal staffing sector; the availability of computer equipment; technological obsolescence of the Company's portfolio of computer equipment; competition in the Internet solutions and IT consulting sector and general economic conditions and the Company's need for additional capital to finance the growth of its operations.



ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks, which primarily include changes in the interest rates in the United States of America.

      The Company is exposed to risk from changes in interest rates from borrowings under certain variable bank credit lines and loan agreements. If the outstanding balance at December 31, 2000 of approximately $1,270,000 was the average balance for the following twelve month period and the Company experienced a 1% increase in average interest rates, the interest expense for that period would have increased by $12,700. Based upon current economic conditions, the Company does not believe interest rates will increase substantially in the near future. As a result, the Company does not believe it is necessary to hedge its exposure against potential future interest rate increases.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


      The exhibits listed in the index to Exhibits below are filed as part of this Annual Report on Form 10-K.

      (a)   EXHIBITS:

               ****2.1     -  Agreement and Plan of Merger, dated as of February
                              11, 2000, by and among Paramount Financial
                              Corporation, 5B Technologies Corporation and
                              Paramount Merger Corporation
              *****3.1     -  Certificate of Incorporation of the Registrant
              *****3.2     -  By-laws of the Registrant
             ******3.3     -  Certificate of Designations of Series A 6%
                              Convertible Preferred Stock of 5B Technologies
                              Corporation, filed with the Secretary of State of
                              the State of Delaware on April 14, 2000.
                  +3.4     -  Certificate of Designations of Series B 6%
                              Convertible Preferred Stock of 5B Technologies
                              Corporation.
                  *4.1     -  Specimen Common Stock Certificate
                  *4.2     -  Form of Underwriter's Unit Purchase Option, as amended
                  *4.3     -  Form of Class A and Class B Warrant Agreement, as amended
                  *4.4     -  Specimen Class A Warrant Certificate
                  *4.5     -  Specimen Class B Warrant Certificate
             ******4.6     -  Common Stock Purchase Warrant, dated April 17,
                              2000, issued to La Vista Investors LLC by 5B
                              Technologies Corporation
                 *10.1     -  Employment Agreement between Registrant and
                              Jeffrey Nortman dated as of January 22, 1996
                 *10.2     -  Employment Agreement between Registrant and Glenn
                              Nortman dated as of January 22, 1996
                  10.3     -  Omitted
                 *10.4     -  Form of Master Lease Agreement relating to Computer Equipment Leases
                 *10.5     -  1995 Stock Option Plan
                **10.6     -  Stock Purchase Agreement dated January 6, 1998 by
                              and among Paramount Financial Corporation and
                              Lawrence P. Kagan and Steven Lippel relating to
                              Deltaforce Personnel Services, Inc.
                 *10.7     -  Form of Indemnification Agreement
                 *10.8     -  Sublease Agreement, dated September 15, 1995, between the Company and Lehman Brothers Inc.
                 *10.9     -  Consent to Sublease, dated September 15, 1995,
                              among Chasco Company, Lehman Brothers Inc. and the
                              Company
                *10.10     -  1995 Director Option Plan
              ***10.11     -  Stock Purchase Agreement dated October 23, 1998
                              between the Registrant and Abbey, Garrett & Seth,
                              Ltd. relating to Comptech Resources, Inc.
              ***10.12     -  Asset Purchase Agreement dated July 28, 1998
                              between the Registrant and RBW Staffing Services,
                              Inc. relating to WordSmiths
           ******10.13     -  Securities Purchase Agreement, dated April 17,
                              2000, by and between 5B Technologies Corporation
                              and La Vista Investors LLC

           ******10.14     -  Registration Rights Agreement, dated April 17,
                              2000, by and between 5B Technologies Corporation
                              and La Vista Investors LLC
          *******10.15     -  Purchase Agreement, dated May 2, 2000, by and
                              between Paramount Operations Inc. (a wholly -owned
                              subsidiary of 5B Technologies Corporation) and
                              Stamford Computer Group, Inc.
                 10.16     -  2000 Stock Option Plan
                 21        -  List of Subsidiaries
                 23.1      -  Consent of BDO Seidman, LLP

----------
* Incorporated by Reference from the Registrant's Registration Statement on Form S-1, Registration No. 33-96382.

** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1997.

*** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1998.

**** Incorporated by reference from the Registrant's Form 8-K filed on February 15, 2000.

***** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1999.

****** Incorporated by reference from the Registrant's Form 8-K filed on April 28, 2000.

******* Incorporated by reference from the Registrant's Form 8-K filed on May 17, 2000.

+ Incorporated by Reference from the Registrant's Registration Statement on Form S-3, Registration No. 333-51864


      (b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

      (c)   EXHIBITS

The Exhibits set forth in (a) above are filed as part of this Annual Report on Form 10-K.

      (d)   FINANCIAL STATEMENT SCHEDULES

Information required by schedules called for under Regulations S-X is either not applicable or is included in the financial statements or notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    5B Technologies Corporation


Dated:  April 12, 2001              By: /s/ Glenn Nortman
                                        --------------------------------------
                                    Glenn Nortman,
                                    Chief Executive Officer


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



Signature                                          Title                                               Date
---------                                          -----                                               ----


/s/ Glenn Nortman                                  Chief Executive Officer                     April 12, 2001
----------------------------------------------       and Director
Glenn Nortman                                      (Principal Executive Officer)


/s/ Jeffrey Nortman                                Chief Operating Officer                     April 12, 2001
----------------------------------------------       and Director
Jeffrey Nortman


/s/ Anthony Fernandez                              Vice-President of Finance                   April 12, 2001
----------------------------------------------     (Principal Financial Officer and
Anthony Fernandez                                  Principal Accounting Officer)


/s/ William H. Kelly                               Director                                    April 12, 2001
----------------------------------------------
William H. Kelly


/s/ James E. Hillman                               Director                                    April 12, 2001
----------------------------------------------
James E. Hillman

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000




      REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F-1 - F-2

      CONSOLIDATED FINANCIAL STATEMENTS:
        Balance Sheets as of December 31, 2000 and 1999              F-3
        Statements of Operations for the years ended
          December 31, 2000, 1999 and 1998                           F-4
        Statements of Stockholders' Equity for the
          years ended December 31, 2000, 1999 and 1998               F-5
        Statements of Cash Flows for the years
          ended December 31, 2000, 1999 and 1998                     F-6
        Notes to Consolidated Financial Statements                   F-7 - F-24

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             F-25

      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                F-26
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
5B Technologies Corporation and Subsidiaries
Woodbury, New York



We have audited the accompanying consolidated balance sheets of 5B Technologies Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 5B Technologies Corporation and Subsidiaries (formerly Paramount Financial Corporation and Subsidiaries) as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations in 2000 and 1999. Additionally, the Company needs to obtain new financing and has a potential liability in the amount of $1,250,000 in connection with a pending lawsuit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP


Melville, New York
March 16, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To 5B Technologies Corporation and Subsidiaries:
Woodbury, New York



We have audited the consolidated statement of operations, cash flows and changes in stockholders' equity for the year ended December 31, 1998 of 5B Technologies Corporation and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements of 5B Technologies Corporation and Subsidiaries (formerly Paramount Financial Corporation and Subsidiaries) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP


Melville, New York
March 12, 1999

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                           ------------------------------
                                                                 2000            1999
-----------------------------------------------------------------------------------------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents                                 $  1,156,436      $  1,003,752
  Investments available for sale (includes $298,000 and
    $465,000 respectively, restricted as collateral (See
    Note 4(b)))                                                  499,778           925,616
  Accounts receivable, net of allowance for doubtful
    accounts of $196,000 and $70,000, respectively             2,433,742         2,718,646
  Note receivable for services provided                          427,590                --
  Other current assets                                            72,322            61,164
------------------------------------------------------------------------------------------
      Total current assets                                     4,589,868         4,709,178
------------------------------------------------------------------------------------------
  Investments available for sale                                      --           157,060
  Goodwill & other intangibles, net                            1,996,672         2,055,745
  Net assets of discontinued operation                            52,729         1,812,232
  Other assets                                                   624,379           540,807
------------------------------------------------------------------------------------------
    TOTAL ASSETS                                            $  7,263,648      $  9,275,022
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                             $  1,600,159      $  2,227,775
  Accounts payable                                             1,207,063           745,839
  Accrued expenses                                               421,850           385,999
  Unearned sales revenue                                         174,527           172,841
------------------------------------------------------------------------------------------
     Total current liabilities                                 3,403,599         3,532,454
------------------------------------------------------------------------------------------
  Notes payable                                                   11,928           158,600
------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                          3,415,527         3,691,054

REDEEMABLE PREFERRED STOCK                                     1,250,000                --

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, 1,000 shares issued and outstanding                   --                --
  Common stock, $.04 par value, 17,500,000 shares
    authorized, 2,165,036 and $2,160,000 shares issued
    and outstanding, respectively                                 86,601            86,400
  Additional paid-in capital                                  14,525,450        14,504,629
  Stock subscription receivable                                 (812,500)         (812,500)
  Accumulated deficit                                        (11,150,825)       (8,143,956)
  Treasury stock at cost, 24,500 shares                          (50,605)          (50,605)
------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                 2,598,121         5,583,968
------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  7,263,648      $  9,275,022
==========================================================================================

               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Years Ended December 31,
                                                         ------------------------------------------------
                                                               2000             1999             1998
---------------------------------------------------------------------------------------------------------
 Net sales                                               $ 22,088,442      $ 16,824,712      $  9,369,802
 Cost of sales                                             16,644,313        11,672,084         7,620,412
---------------------------------------------------------------------------------------------------------
       Gross profit                                         5,444,129         5,152,628         1,749,390
---------------------------------------------------------------------------------------------------------
 Expenses:
      Selling                                               1,974,968         1,745,238           694,968
      General and administrative expenses                   4,963,873         4,200,118         4,215,136
---------------------------------------------------------------------------------------------------------
       Total expenses                                       6,938,841         5,945,356         4,910,104
---------------------------------------------------------------------------------------------------------
 Loss from operations                                      (1,494,712)         (792,728)       (3,160,714)
 Other income (expense):
       Interest expense                                      (203,774)         (139,508)          (51,324)
       Interest income                                         86,169            43,037           178,234
---------------------------------------------------------------------------------------------------------
 Loss before provision for (benefit from) income           (1,612,317)         (889,199)       (3,033,804)
 taxes and discontinued operations
 Provision for (benefit from) income taxes                    (10,856)            1,540          (534,676)
---------------------------------------------------------------------------------------------------------
     Loss from continuing operations                       (1,601,461)         (890,739)       (2,499,128)
 Discontinued operations:
     Income (loss) from discontinued operations,
      net of income taxes of $0, $80,892 and
      $525,390, respectively                                 (121,175)          629,667           665,324
     Loss on disposal of discontinued operations             (856,198)               --                --
---------------------------------------------------------------------------------------------------------
 Net loss                                                  (2,578,834)         (261,072)       (1,833,804)

 Preferred dividends and increase in carrying
   value of redeemable preferred stock                       (428,035)               --                --
---------------------------------------------------------------------------------------------------------
 Net loss attributable to common shareholders            $ (3,006,869)     $   (261,072)     $ (1,833,804)
---------------------------------------------------------------------------------------------------------

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic and diluted                                          2,162,041         2,135,500         2,067,842

 BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
          Continuing operations                          $      (0.94)     $      (0.42)     $      (1.21)
---------------------------------------------------------------------------------------------------------
          Discontinued operations                        $      (0.45)     $       0.29      $       0.32
---------------------------------------------------------------------------------------------------------
          Net loss per share                             $      (1.39)     $      (0.12)     $      (0.89)
=========================================================================================================

               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Additional       Stock
                                                                 Paid-In     Subscription   Accumulated     Treasury
                                          Common Stock           Capital      Receivable      Deficit         Stock        Total
                                   --------------------------- ------------- -------------- ------------- -------------- --------
                                      Shares        Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            7,990,000  $     79,900 $ 13,644,228 $         --  $ (6,049,080) $    (29,365) $  7,645,683
One-for-four reverse stock split     (5,992,500)           --           --           --            --            --            --
Issuance of common stock                162,500         6,500      812,500     (812,500)           --            --         6,500
Purchase of treasury stock                   --            --           --           --            --       (21,240)      (21,240)
Net Loss                                     --            --           --           --    (1,833,804)           --    (1,833,804)
=================================================================================================================================
Balance, December 31, 1998            2,160,000        86,400   14,456,728     (812,500)   (7,882,884)      (50,605)    5,797,139
Issuance of warrants for services            --            --       47,901           --            --            --        47,901
Net loss                                     --            --           --           --      (261,072)           --      (261,072)
=================================================================================================================================
Balance, December 31, 1999            2,160,000        86,400   14,504,629     (812,500)   (8,143,956)      (50,605)    5,583,968
Issuance of common stock upon
   exercise of stock options by
   employees                              5,036           201        4,521           --            --            --         4,722
Issuance of stock options for
   services                                  --            --       16,300           --            --            --        16,300
Redeemable preferred stock
   dividend                                  --            --           --           --       (52,500)           --       (52,500)
Redeemable preferred stock
   redemption adjustment                     --            --           --           --      (375,535)           --      (375,535)
Net loss                                     --            --           --           --    (2,578,834)           --    (2,578,834)
=================================================================================================================================
Balance, December 31, 2000            2,165,036  $     86,601 $ 14,525,450 $   (812,500) $(11,150,825) $    (50,605) $  2,598,121
=================================================================================================================================


               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years ended December 31,
                                                                            --------------------------------------------
                                                                                   2000            1999          1998
------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (2,578,834)  $   (261,072)  $ (1,833,804)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Deferred income taxes                                                           --             --        540,095
       Loss from discontinued operations                                          121,175             --             --
       Loss from disposal of discontinued operations                              856,198             --             --
       Depreciation and amortization                                              490,924        461,008        171,538
       Provision for losses and allowances on accounts receivable                 125,859             --         50,000
       Amortization of discounts on investments                                        --             --        (26,953)
       Issuance of options and warrants for services                               16,300         25,000             --
       Note receivable received for services provided                            (427,590)            --             --
       Equity received for services provided                                           --       (438,000)            --
        Impairment of equity received for past services provided                  438,000             --             --
       Changes in operating assets and liabilities:
         Accounts receivable                                                      159,045       (429,267)    (1,543,606)
         Other assets                                                             (93,487)         6,981     (1,601,004)
         Accounts payable                                                         461,227       (196,592)      (365,065)
         Accrued expenses                                                         (14,964)       154,218         82,980
-----------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                (446,147)      (677,724)    (4,525,819)
-----------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS           714,594      3,594,938      5,009,514
-----------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                        268,447      2,917,214        483,695
-----------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments for acquisitions, net of cash acquired                           (100,000)       (95,331)    (1,010,172)
       Purchase of investments                                                    (36,053)       (31,488)    (3,697,782)
       Purchase of equipment                                                      (65,521)            --             --
       Proceeds from sale/maturity of investments                                 180,951             --      6,636,003
-----------------------------------------------------------------------------------------------------------------------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING
    OPERATIONS                                                                    (20,623)      (126,819)     1,928,049
-----------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS          14,913,024     13,942,136      2,083,550
-----------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                                     14,892,401     13,815,317      4,011,599
-----------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                              --             --          6,500
       Proceeds from issuance of stock upon exercise of options by
         employees                                                                  4,722             --             --
       Repurchase of common stock                                                      --             --        (21,240)
       Proceeds from issuance of preferred stock                                  874,465             --
       Proceeds from notes payable                                                947,765        158,600      4,326,635
       Repayment of notes payable                                              (1,989,627)      (367,490)    (1,731,370)
-----------------------------------------------------------------------------------------------------------------------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING             (162,675)      (208,890)     2,580,525
    OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS           (14,845,489)   (17,014,971)    (7,790,386)
-----------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN FINANCING ACTIVITIES                                        (15,008,164)   (17,223,861)    (5,209,861)
-----------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,003,752      1,495,082      2,209,649
-----------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  1,156,436   $  1,003,752   $  1,495,082
=======================================================================================================================

               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS

5B Technologies Corporation (formerly Paramount Financial Corporation) and subsidiaries (the "Company") is a comprehensive business solutions provider, offering customers a wide range of integrated services, including customized design and development of Internet infrastructure and commerce solutions, information technology consulting, local area network and web site security, systems integration and staffing services.

On February 11, 2000, 5B Technologies Corporation was created as a holding company for Paramount Financial Corporation. Paramount Financial Corporation became a wholly owned subsidiary of 5B Technologies Corporation and was renamed Paramount Operations Inc. Paramount Financial Corporation was incorporated in the state of Delaware in July 1991.

On May 2, 2000, the Company sold the majority of its lease portfolio which was formerly operated through a wholly owned subsidiary, Paramount Operations, Inc. ("Paramount"). Accordingly, Paramount has been presented as a discontinued operation as of and for the year ended December 31, 2000, and the balance sheet as of December 31, 1999 and the statements of operations and cash flows for the years ended December 31, 1999 and 1998 have been restated to conform with this presentation. (See Note 14)

The Company operates through two wholly owned subsidiaries, 5B Technologies Group, Inc. (formerly Paratech Resources, Inc.) ("5B Group") and Deltaforce Personnel Services, Inc. ("DeltaGroup").

5B Group provides a complete range of technological services, including fully integrated solutions for Internet and e-commerce businesses, Internet marketing, applications development, systems integration, hardware and software procurement, multi-platform integration services and personnel outsourcing to small and mid-sized companies primarily in the New York Metropolitan area.

DeltaGroup is a provider of temporary and permanent placement of administrative staffing to the legal industry. DeltaGroup offers its clients, which consist primarily of New York based law firms and corporate legal departments, an array of experienced legal support staff 24 hours a day seven days a week. DeltaGroup also provides temporary and permanent placement of professionals to various businesses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



REVENUE RECOGNITION

The Company records revenues when tangible products are delivered and title transfers to the customer as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivables are probable and product returns are reasonably estimable. Revenues are recognized for time and material based arrangements and temporary staffing services when the services are provided to the customers. The Company recognizes revenues for fixed-fee arrangements under the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. Revenue from freight charged to customers are recognized when tangible products are delivered. The Company does not incur other material freight expenses or direct handling fees.

From time to time, the Company will receive payment prior to delivery and the transfer of title of tangible products or performance of services. The Company records such amounts as unearned sales revenue on the balance sheet. Upon delivery and transfer of title of tangible products or performance of services, unearned sales revenue is reversed and recorded as revenue. Provisions for returns and other adjustments are provided for in the period the related revenues are recorded.

STATEMENT OF CASH FLOWS

The Company considers all highly liquid debt and equity instruments with an original maturity of three or less months to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

INVESTMENTS AVAILABLE FOR SALE

Marketable securities are stated in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

At December 31, 2000 and 1999, investments available for sale consist of United States government and agency bonds with original maturities of one year or less and a mutual fund. The cost of debt securities is adjusted for accretion of discount to maturity and recorded as interest income and interest income is recorded on the mutual fund as earned. At December 2000 and 1999, the cost basis of these securities approximates market value.

During 1999, the Company received payment for services provided, in lieu of cash, of 250,000 shares and a warrant to purchase 50,000 shares of a privately held company. The fair value of these investments at December 31, 2000 and 1999 was approximately $0 and $438,000, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are provided on the differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rate.

NET LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. Income attributable to common stockholders is computed by increasing net loss by dividends on preferred stock and other adjustments.

Options to purchase approximately 538,550 shares of common stock at exercise prices ranging from $0.44 to $13.25 per share and warrants to purchase approximately 110,000 shares of common stock at prices ranging from $0.85 to $2.34 per share were outstanding during a portion of 2000. These options and warrants expire through 2010 and 2004, respectively. Options to purchase approximately 211,650 shares of common stock at exercise prices ranging from $0.44 to $2.38 per share and warrants to purchase approximately 110,000 shares of common stock at prices ranging from $0.85 to $2.34 per share were outstanding during a portion of 1999. Options to purchase approximately 186,000 shares of common stock at exercise prices ranging from $0.44 to $2.38 per share were outstanding during a portion of 1998.

The options and warrants were not included in the computation of diluted earnings per share because they were anti-dilutive in their respective periods.

STOCK-BASED COMPENSATION

The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Option No. 25 "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123("SFAS 123"), "Accounting for Stock-Based Compensation".

LONG-LIVED ASSETS

Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to the fair market value. No impairment losses have been necessary through December 31, 2000.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost and primarily consists of computer equipment and furniture and fixtures. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:


                                                     Years
                                                     -----

                  Computer equipment and software        3
                  Furniture and fixtures                 5

Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

The net book value of property and equipment was $193,982, $207,102 and $201,562 at December 31, 2000, 1999 and 1998,respectively and are included in other assets. Depreciation and amortization expense was $131,851, $126,109 and $129,682 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

RECLASSIFICATIONS

Certain amounts have been reclassified to conform to current year classifications.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which was amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative

Instruments and Certain Hedging Activities." These Statements required derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from charges in the fair value of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 will have no impact on the Company's results or operations of financial position.


In 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition Financial Statements, " which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

In November 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-21. Accounting for Multiple Element Revenue Arrangements," which addresses (1) how and when an arrangement should be divided into separate units of accounting; (2) how consideration should be allocated, if separate accounting for a deliverable is appropriate; and (3) the accounting for direct costs when it is concluded that those costs are not associated with any single deliverable or are associated with a specific deliverable that does not qualify as a separate unit. Although the Issue has been discussed at several EITF meetings, no final consensus positions have been reached. The Company is currently evaluating the impact that EITF 00-21 will have on its results of operations and cash flows.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1: Going Concern


      The Company's cash availability during 2001 and thereafter may be affected by a number of factors. At December 31, 2000, the Company had cash and cash equivalents and investments available for sale of $1,656,000 and cash available of approximately $423,000 under our existing credit facilities, which are limited to certain asset based criteria, as defined. To the extent that credit is not available, the Company may have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business. In addition, the holder of the redeemable preferred stock made a claim for redemption thereof, seeking $1,250,000 (See Notes 6 and Note 12(c)). The Company refused the claim and such holder subsequently commenced a lawsuit. The Company responded to the complaint denying liability for the relief sought. The Company believes that it has strong defenses and other legal rights and intends to vigorously defend this action. Additionally, the Company has failed to comply with certain financial covenants related to its existing credit lines. Under the default provisions of the existing credit lines, a default under any of these credit lines can trigger a default under the other two credit lines. The Company has obtained waivers of such defaults. If the lenders refuse to waive such defaults in the future (which the Company believes is unlikely) and if the Company is unable to obtain alternative financing (which the Company also believes is unlikely) it may be unable to meet its obligations under such credit lines and fund its current operations.

      The Company is seeking to address its need for liquidity by negotiating with other lenders with respect to obtaining alterative financing (see below), seeking to negotiate an agreement with the holder of the redeemable preferred stock which would result in a deferral of our payment obligations or a conversion of the related debt to equity or a combination and evaluating proposals for the sale of certain materials. Because of the Company's present stock price, it is highly unlikely that it will be able to raise funds through the sale of its equity securities, and its financial condition prevents the Company from issuing debt securities.

      If necessary, the Company intends to take steps to reduce overhead expenses. The Company will continue to seek additional business from new and existing customers. On April 11, 2001 the Company received a banking commitment from the Connecticut Bank of Commerce ("CBC"). The commitment extends two types of credit facilities:

      5B GROUP REVOLVING CREDIT FACILITY: 5B Group will receive upon the closing of the financing a revolving credit facility secured by eligible accounts receivable, as defined. The term of the credit facility is two years from the date of closing. Borrowings are limited to 75% of eligible accounts receivable.. The rate of interest charged on the facility will be 1 1/2% above the Wall Street prime commercial lending rate.

      MEZZANINE FACILITY: 5B Technologies Corporation will receive upon the closing of the financing, a maximum mezzanine facility of $1,500,000, to be used for future acquisitions and other agreed to purposes. The maximum amount of the mezzanine facility will be limited to 110% of the total cash, cash equivalents, marketable securities and accounts receivable of the Company less the outstanding amount of the revolving credit facility. Additionally, the mezzanine facility may not be utilized until either (a) the amount of the mezzanine facility to be used is secured by cash collateral acceptable to CBC, or (b) (i) the sale of certain material assets, (ii) 5B has demonstrated a return to profitability, and (iii) a settlement of the redeemable preferred stock. The mezzanine facility will mature within two years, or be rolled into the 5B Group revolving credit facility. The rate of interest charged on the facility will be 2% above the Wall Street prime commercial lending rate.

      The Company cannot give any assurance, despite this additional financing, that it will be able to generate funds to enable it to pay its financial obligations. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.


Note 2:  Goodwill and Other Intangibles - Net

      Goodwill and other intangibles consist of the following:


                                                    Estimated
                DECEMBER 31,                          Lives               2000                  1999
                ----------------------------------------------------------------------------------------------
                Goodwill                                10-15 years       $1,653,935         $1,653,935
                Noncompete agreements                     1-5 years        1,140,000            840,000
                ----------------------------------------------------------------------------------------------
                                                                           2,793,935          2,493,935
                Less: accumulated amortization                               797,263            438,190
                ----------------------------------------------------------------------------------------------
                                                                          $1,996,672         $2,055,745
                ==============================================================================================


Note 3: Acquisitions


   (a)   Infinity Consulting, Inc.


         On September 28, 2000, 5B Group acquired certain assets of Infinity Consulting Inc., a privately held North Carolina company that provides high end engineering skills in the areas of database management, applications development, and implementation and performance tuning for a total purchase price of $50,000 in cash which represented the fair value of certain computer equipment acquired. The acquisition, which was not considered material, was accounted for under the purchase method of accounting. In connection with this acquisition the Company entered into non-compete agreements with two key executives for an aggregate consideration of $300,000, $50,000 of which was paid at closing with $250,000 due within one year (See Note 4(c)).

   (b)   Web Business Systems, Inc.

         On March 3, 1999, 5B Group acquired certain assets of Web Business Systems, Inc. ("Web"), a privately held New York based web hosting and development company for a total purchase price of $118,000. The purchase price consisted of $50,000 in cash and a warrant, which expires in February

         2004, to purchase 10,000 shares of the Company's common stock at $2.34, which equaled the market value of the Company's common stock on the date of acquisition and direct transaction costs. The acquisition was accounted for under the purchase method of accounting. The acquisition agreement provided for additional cash consideration of $30,000 to be paid if the acquired entity's results of operations exceed certain targeted levels. This additional consideration was earned during 1999. The excess of the aggregate purchase price over the net assets acquired of approximately $118,000 is being amortized over 10 years.

   (c)   Abbey, Garrett and Seth, Ltd.

         On October 23, 1998, 5B Group acquired 100% of the outstanding shares of Abbey, Garrett and Seth, Ltd, (d/b/a Comptech Resources) ("Comptech'), a privately held, systems consulting, software applications and Internal commerce development firm for approximately $272,000. The acquisition was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the net assets acquired of approximately $551,000 is being amortized over 10 years. In connection with this acquisition the Company entered into non-compete agreements with three key executives for an aggregate consideration of $380,000, $105,000 of which was paid at closing with $25,000 due quarterly through October 23, 2001 (See Note 4(c)).


   (d)   RBW Staffing Resources, Inc.

         On July 28, 1998, DeltaGroup, a wholly owned subsidiary of the Company, acquired certain assets from RBW Staffing Resources, Inc. (d/b/a Wordsmiths) ("Wordsmiths"), a privately held New York City based staffing company for approximately $440,000, which included $100,000 of notes payable. The acquisition was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the net assets acquired of approximately $440,000 is being amortized over 15 years. In connection with this acquisition Deltaforce entered into non-compete agreements with two key executives of Wordsmiths for an aggregate consideration of $460,000, $60,000 of which was paid at closing with $150,000 due on July 28, 1999 and $250,000 due on July 28, 2000. In addition, simultaneous with the closing of the transaction, the Company entered into a stock purchase agreement with the former shareholder of Wordsmiths (the "Shareholder"). Under the terms of this agreement, the Company sold 162,500 shares of newly issued $.04 par value common stock to the Shareholder as follows: (1) 81,250 shares at $4.00 per share and (2) 81,250 shares at $6.00 per share. The Shareholder paid for the stock with cash equal to the par value of the shares issued, $6,500, and by the issuance of two non-recourse secured promissory notes and stock pledge agreements restricting the issuance of the stock until the notes are paid in full. The notes mature on July 27, 2000 and 2001, respectively. The operations of Wordsmiths was merged into Deltaforce to create the DeltaGroup.


   (e)   Deltaforce Personnel Services, Inc.

         On January 9, 1998, the Company acquired 100% of the outstanding shares of Deltaforce Personnel Services, Inc., ("Deltaforce") a privately held New York City based staffing company, for approximately $560,000, which included $162,500 of notes payable. The acquisition was accounted for under the purchase method of accounting. The acquisition agreement provided for additional consideration of $162,500 to be paid if the acquired entity's results of operations exceeded certain targeted levels and certain forfeiture events do not occur. During 1999, a forfeiture event occurred and the additional consideration earned was reduced to $81,250. The excess of the aggregate purchase price over the net assets acquired of approximately $545,000 is being amortized over 15 years.



Note 4:  Notes Payable and Other Financing

        Notes payable were comprised of:


DECEMBER 31,                                               2000         1999
---------------------------------------------------------------------------------
Credit facilities (a) and (e)                           $  221,181     $  665,125
Notes payable to financial institutions (b) and (e)      1,048,333      1,215,000
Notes payable (c)                                          325,000        506,250
Leases (d)                                                  17,573             --
---------------------------------------------------------------------------------
                                                         1,612,087      2,386,375
Less: current portion                                    1,600,159      2,227,775
---------------------------------------------------------------------------------
                                                        $   11,928     $  158,600
=================================================================================


(a) The Company maintains a $2,000,000 revolving line of credit agreement with a finance company for and, secured by accounts receivable of 5B Group. Interest on outstanding borrowings accrues at the prime rate (9.50% at December 31, 2000) plus 1-1/2%. Borrowings are limited to 85% of eligible accounts receivable. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of December 31, 2000, 5B Group had $784,000 outstanding under this line, of which $221,000 was classified as debt and $563,000 was included in accounts payable. Under the agreement, 5B Group was not in compliance with the working capital covenant requiring a revenue to working capital ratio of less than 20 to 1, but not greater than
     0. 5B Group is also not in compliance with a debt covenant requiring a liability to net worth ratio of less than 8 to 1. 5B Group has obtained a waiver from the finance company for non-compliance with the aforementioned covenant for the year ended December 31, 2000.

(b) In April 1998, the Company entered into a $500,000 term loan, for the benefit of DeltaGroup, with a bank collateralized by up to $600,000 in cash maintained in an investment account. Interest accrues at a rate of 8.03% and principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. As of December 31, 2000, approximately $83,000 remains outstanding under this agreement. Under the agreement, the Company was not in compliance with the debt covenant requiring minimum net worth of at least $5.5 million. The Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the year ended December 31, 2000.

     In addition, the Company entered into a demand note, for the benefit of DeltaGroup, with the same bank, in July 1999, collateralized by up to the same $600,000 in cash as the term loan for $215,000. Interest accrues at the prime rate (9.50% at December 31, 2000) plus 1% and is paid quarterly. As of December 31, 2000, approximately $215,000 remains outstanding.

     In January 1998, the Company entered into a $750,000 revolving line of credit agreement with a bank for and secured by accounts receivable of DeltaGroup which expires on June 30, 2001. Interest on outstanding borrowings accrues at the bank's prime rate (9.5% at December 31, 2000) plus 1%, and interest is paid monthly. Borrowings are limited to 80% of eligible accounts receivable. As of December 31, 2000, $750,000 was outstanding under this line.

(c) In connection with the acquisitions described in Note 3, the Company entered into promissory notes with several individuals. Interest on such notes ranges from 0% to 8.5%. The interest components of those non-interest bearing notes are immaterial. All of these loans mature in 2001.

(d)  Capital lease

      In June 2000, the Company entered into a lease for office equipment used by 5B Group. The lease calls for monthly payments of approximately $596 and bears interest at a rate of 10%. Future annual minimum lease payments are $7,148, $7,148 and $4,765 in 2001, 2002 and 2003, respectively.

(e) Each of the Company's three credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other two credit lines.

     As described above, the Company has received waivers from the lenders under the Term Loan and the 5B Group Facility as a result of the Company's non-compliance at December 31, 2000 with certain covenants under such facilities. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under these facilities, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line which would have the effect of also causing a default under the Company's other two credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $1,832,000 as of December 31, 2000, under its respective credit lines immediately due and payable.



Note 5:  Income Taxes

The provision for (benefit from) income taxes is comprised of:


                                     YEARS ENDED DECEMBER 31,      2000            1999            1998
                                     ---------------------------------------------------------------------
                                     Current:
                                        Federal              $        --      $    73,795      $        --
                                        State                    (10,856)           8,637           43,328
                                                             -----------      -----------      -----------
                                                                 (10,856)          82,432           43,328
                                                             -----------      -----------      -----------
                                     Deferred:
                                        Federal               (1,177,916)         (72,730)        (532,055)
                                        State                   (148,945)          (6,241)         (82,362)
                                                             -----------      -----------      -----------
                                                              (1,326,861)         (78,971)        (614,417)
                                                             -----------      -----------      -----------
                                     Valuation allowance       1,326,861           78,971          561,803
                                                             -----------      -----------      -----------
                                                             $   (10,856)     $    82,432      $    (9,286)
                                                             ===========      ===========      ===========


Significant components of deferred income tax assets and (liabilities) are:


                                     DECEMBER 31,                                     2000               1999
                                     --------------------------------------------------------------------------
                                     Depreciation                                  $    61,269      $   369,668
                                     Lease transactions treated differently
                                       for tax and financial reporting
                                       purposes                                             --          (45,187)
                                     Accounts receivable valuation allowance            64,295           15,210
                                     Amortization                                      132,228           65,192
                                     Net operating loss carryforwards                1,515,933          354,361
                                     Other accrued expenses                            283,910          (28,470)
                                     Valuation allowance                            (2,057,635)        (730,774)
                                     --------------------------------------------------------------------------
                                     Net deferred income tax                       $        --      $        --
                                     ==========================================================================


The Company has net operating loss carryforwards for income tax reporting purposes of approximately $3,887,000 expiring through 2020. A full valuation allowance has been provided against the net deferred tax asset due to the uncertainty at December 31, 2000 as to their realization.

The following reconciliation presents the principal reasons for the difference between income taxes calculated at the United States federal statutory income tax rate (34%) and the provision for (benefit from) income taxes:


                               YEARS ENDED DECEMBER 31,                        2000            1999            1998
                ----------------------------------------------------------------------------------------------------------
                Federal income tax benefit at U.S. statutory rate         $  (876,804)     $   (60,738)     $  (626,651)
                Permanent differences                                          61,809           47,588               --
                Alternative minimum tax                                            --           73,795               --
                Changes in valuation allowance                              1,326,861            5,176          561,803
                State taxes, net of federal benefit                                --            5,700           43,328
                Adjustment of deferred taxes relating to discontinued
                  operations                                                 (548,701)              --               --
                Other                                                          25,979           10,911           12,234
                                                                          ---------------------------------------------
                                                                          $   (10,856)     $    82,432      $    (9,286)
                                                                          =============================================


Note 6: Redeemable Preferred Stock

     On April 17, 2000, the Company received an equity investment of $874,465 ($1,000,000 less transaction costs of $125,535) from La Vista Investors, LLC ("La Vista"), a fund managed by WEC Asset Management LLC, a New York-based investment company.

     In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock (which was deemed to have an immaterial fair value), subject to certain anti-dilution adjustments for stock splits, subdivisions, other similar events and certain below-market price issuances of Common Stock. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock, without the payment of additional consideration by the holder thereof, shall be the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the three lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. On the commitment date, the Conversion Price exceeded the market price of the Company's Common Stock. In August, 2000, the Company and the holders of the Company's Series A Preferred Stock agreed to exchange the Series A Preferred Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.

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

     IF THE UNDERLYING SHARES EXCEED 19.9%. If the number of shares of common stock issued upon conversion of the Series B Preferred Stock and in lieu of cash dividends (see below for a description of this concept) exceeds 19.9% of our outstanding common stock, we must take, at our option, one of two actions: (i) redeem all of the remaining shares of Series B Preferred Stock at a price equal to 120% of the Liquidation Preference, as defined. (ii) Call a special meeting of the Company's stockholders to approve the issuance of the common stock (and any other matters requiring stockholder approval under the applicable rules of the NASDAQ Stock Market) and use the Company's best efforts to obtain such approval.

     The Company cannot predict which of the foregoing two alternatives it will elect.

     In any event, the Company's ability to elect the first alternative (i.e., make a redemption at 120% of the Liquidation Value of the Series B Preferred Stock) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At December 31, 2000 the Series B Preferred Stock would be converted into 1,618,899 shares of Common Stock, which is in excess of 19.9% (see above).

      FAILURE TO CONCLUDE ACTIONS/OCCURRENCE OF EVENTS. The Company will be required to redeem the outstanding Series B Preferred Stock at a price equal to 125% of the Liquidation Preference as defined if any of the following events (among others) were to happen (unless the selling stockholder at the time agreed with the Company otherwise): (i) if the registration statement is not effective by September 27, 2000, (ii) if the Company breaches the terms of the Series B Preferred Stock and does not cure such breach within 10 days of notice to us of such breach, (iii) if the Company becomes bankrupt by court order or if we voluntarily institute bankruptcy proceedings or if other similar events occur (iv) if the Company defaults under any of our material contracts in our businesses or lose a final judgment, where the default or judgment is in excess of $250,000, (v) if there is a Change of Control, as defined.

      On September 28, 2000 the Company received notification from La Vista demanding redemption of outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement effective by September 27, 2000. Accordingly, the Company has increased the value of the redeemable preferred stock to $1,250,000. The Company filed a registration statement relating to the Series B Preferred Stock and it was declared effective on February 16, 2001.(See Note 12 (c))

Note 7:  Stockholders' Equity

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

     Both the Class A Warrants and the Class B Warrants expired on January 19, 2001. None of these Warrants were exercised.

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

(c)  Treasury Shares

     During the year ended December 31, 1997, the Board of Directors of the Company approved a plan that would allow for the repurchase of up to $500,000 worth of common stock of the Company. The repurchase program took effect immediately and was authorized to continue for a period of two years. Subject to applicable rules, the plan allowed the Company to repurchase shares at any time during the authorized period in any increments it deems appropriate. As of December 31, 2000 and 1999, the Company had repurchased 24,500 shares for a cash purchase price of $50,605.

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


Note 8: Stock Option Plans

(a)   Employee 1995 Stock Option Plan

      On August 28, 1995, the Board of Directors adopted and the Company's shareholders approved the Employee Stock Option Plan (the "Stock Option Plan") for all senior executive officers, key employees and consultants of the Company pursuant to which 187,500 shares of common stock were reserved for issuance. In June 1997, the Board of Directors approved an amendment to increase the aggregate number of shares of common stock reserved for issuance by 187,500 shares, for a total of 375,000. Additionally, in June 1999 the Board of Directors approved an amendment to increase the aggregate number of shares of common stock reserved for issuance by 125,000 shares, for a total of 500,000. Options granted under the Stock Option Plan may be either incentive stock options ("ISO"), which are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended, or non-qualified stock options ("NSO's"). Under the Stock Option Plan, the Board of Directors may grant
      (i) ISO's at an exercise price per share which is not less than the fair market value of a share of common stock on the date on which such ISO's are granted (and not less than 110% of the fair market value in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company), and (ii) NSO's at an exercise price per share which is determined by the Board of Directors (and which may be less than the fair market value of a share of common stock on the date on which such NSO's are granted). The Stock Option Plan further provides that the maximum period in which options may be exercised will be determined by the Board of Directors, except that ISO's may not be exercised after the expiration of ten years from the date the ISO was initially granted (and five years in the case of any optionee who beneficially owns more than 10% of the total combined voting power of the Company). Any option granted under the Stock Option Plan will be nontransferable and may be exercised upon payment of the option price in cash, a cash equivalent, common stock or any other form of consideration, which is acceptable to the Board of Directors.

(b)   2000 Stock Incentive Plan

      On August 18, 2000, the Board of Directors adopted and the Company's shareholders approved the 2000 Stock Incentive Plan (the "Stock Incentive Plan") for all employees, officers, and directors of, and other individuals providing bona fide services to or for, the Company, or of any Affiliate of the Company ("eligible participants") pursuant to which, 500,000 shares of common stock were reserved for issuance. The Stock Incentive Plan allows for the issuance of stock options (both ISO's and NSO's) and other awards, all of which are under the sole discretion of the Board of Directors.

      The following table summarizes the activity under the Stock Option Plan and the Stock Incentive Plan for the years ended December 31, 1999 and 2000:


                                                                                Weighted Average
                                                     Shares     Exercise Price   Exercise Price
         ---------------------------------------------------------------------------------------
         Outstanding, December 31, 1997              41,250      $1.50 - $2.38     $   2.00

             Granted                                150,000      0.44 - 2.50           1.02
             Forfeited                               (5,250)     0.44 - 1.50            .99

         Outstanding, December 31, 1998             186,000      0.44 - 2.38       $   1.24

            Granted                                  95,750      1.08 - 2.06           1.62
            Forfeited                               (70,100)     0.44 - 2.38            .85

         Outstanding, December 31, 1999             211,650      0.44 - 2.38           1.41

             Granted                                383,750      1.19 - 13.25          3.09
             Forfeited                              (52,817)     0.44 - 1.75           1.31
             Exercised                               (4,033)     0.44 - 1.08            .66

         Outstanding, December 31, 2000             538,550      0.44 - 13.25          1.94

         Shares exercisable  December 31, 1998       23,800      1.50 - 2.38           2.10
         Shares exercisable  December 31, 1999       27,346      0.44 - 2.38            .90
         Shares exercisable  December 31, 2000       97,469      0.44 - 2.38           1.25


      The 538,550 options outstanding at December 31, 2000 have a weighted average remaining contractual life of 8.79 years.

      The Company accounts for these plans under APB Opinion No. 25, under which no compensation has been recorded. As of December 31, 2000 the Company has issued 15,000 options to consultants. Had compensation cost for the plan been determined in accordance with SFAS 123, the Company's net loss and basic loss per common share would have been decreased in the following pro forma amounts:


                                                                    2000         1999           1998
      ---------------------------------------------------------------------------------------------------
      Net loss                                    As reported   $(2,578,834   $(261,069)   $(1,833,804)
                                                  Pro forma      (2,832,662)   (310,134)    (1,849,110)

      Basic and diluted loss per common share     As reported   $     (1.39)  $   (0.12)   $     (0.89)
                                                  Pro forma     $     (1.51)  $   (0.12)   $     (0.89)

      The pro forma effects of applying SFAS 123 are not indicative of future amounts because stock option awards are anticipated in future years.

      The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                December 31,
                                 --------------------------------------
                                       2000        1999         1998
      -----------------------------------------------------------------
      Fair value                      $2.29        $0.79       $0.59
      Expected life (years)            2.24         2.45        3.87
      Risk-free interest rate          6.1%         5.3%        4.8%
      Volatility                       115%          68%         73%
      Dividend yield                     0%           0%          0%

(c)     Director Option Plan

        On October 1, 1995, the Board of Directors of the Company adopted and the Company's shareholders approved the Director Option Plan (the "Director Plan") pursuant to which 12,500 shares of common stock of the Company were reserved for issuance upon the exercise of options granted to non-employee directors of the Company. Under the Director Plan, an eligible director of the Company will, after having served as a director for one year, automatically receive non-qualified stock options to purchase 500 shares of common stock per annum at an exercise price equal to the fair market value of such shares at the time of grant of such options. Each option is immediately exercisable for a period of ten years from the date of grant but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company. As of December 31, 2000, there were options to purchase 1,000 shares of common stock granted to directors under the Director Plan of which 1,000 shares were exercised.

Note 9:  Employee Savings Plan

        The Company has an employee savings plan, which covers all employees who have completed at least one year of service with the Company and permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Company contributions are discretionary. During the years ended December 31, 2000, 1999 and 1998, the Company contributed $0, $34,500 and $0, respectively.

Note 10: Segment Information

        Historically, the Company's results of operations were reviewed and managed through three segments (i) high technology equipment leasing ("Paramount"), (ii) Internet, e-commerce and systems integration ("5B Group") and (iii) legal support staff ("DeltaGroup"). In connection with the sale and discontinuance of Paramount (see Note 14), the Company now reviews and manages its segments through (i) corporate overhead ("5B"),
        (ii) 5B Group and (iii) DeltaGroup. The Company evaluated segment performance based on net income (loss) for the year ended December 31, 1998. During 1999, the Company decided to change the way in which it evaluated its segments by using pre-tax income (loss), and has restated the information for this change. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The following represents selected financial information for the Company's segments for the years ended December 31, 2000, 1999 and 1998:


                                                         5B           5B Group        DeltaGroup        Total
               --------------------------------------------------------------------------------------------------
               2000
               --------------------------------------------------------------------------------------------------
               Revenues                                         --     14,438,759      7,649,683     22,088,442
               Cost of sales                                    --     11,128,705      5,515,608     16,644,313
               Selling                                      94,355      1,115,035        765,578      1,974,968
               General and Administrative                  562,839      2,600,885      1,800,149      4,963,873
               Interest expense                             35,757         89,579         78,438        203,774
               Pre-tax loss                                606,782        495,445        510,090      1,612,317
               Assets                                    1,951,046      3,277,582      2,035,020      7,263,648

               1999
               --------------------------------------------------------------------------------------------------
               Revenues                                         --      9,505,458      7,319,254     16,824,712
               Cost of sales                                    --      6,595,490      5,076,594     11,672,084
               Selling                                       5,810      1,043,524        695,904      1,745,238
               General and Administrative                  153,154      1,992,367      2,054,597      4,200,118
               Interest expense                             33,811         42,278         63,419        139,508
               Pre-tax loss                                149,738        168,201        571,260        889,199
               Assets                                    3,148,226      3,778,877      2,347,919      9,275,022

               1998
               --------------------------------------------------------------------------------------------------
               Revenues                                         --      5,387,107      3,982,695      9,369,802
               Cost of sales                                    --      4,453,016      3,167,396      7,620,412
               Selling                                      10,359        649,684         34,925        694,968
               General and Administrative                  678,210      2,260,050      1,276,876      4,215,136
               Interest expense                             24,045             --         27,279         51,324
               Pre-tax loss                                570,123      1,939,900        523,781      3,033,804
               Assets                                    4,538,085      2,652,444      2,548,929      9,739,458
               ==================================================================================================

       Revenues for 5B Group totaled $12,421,882 for System Integration and Consulting and $2,016,877 for Internet Solutions, for the year ended December 31, 2000. Within the System Integration and Consulting business 5B Group generated $10,198,128 from hardware/software sales and $2,223,754 from services for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, it is not practicable to determine these amounts as the revenue was not tracked separately by division.

Note 11: Significant Vendors and Customers and Concentrations of Credit

       For the years ended December 31, 2000, 1999 and 1998 the following vendors represented in excess of 10% of total cost of goods sold for the respective years.


                         5B GROUP
                          Vendor           2000       1999       1998
                  ------------------------------------------------------
                            A               48%        18%        18%

       As of December 31, 2000 and 1999 the Company had two vendors who represented 67% and 51%, respectively of accounts payable. For the years ended December 31, 2000, 1999 and 1998 the following customers represented in excess of 10% of total revenues for the respective years, it is not practicable to determine these amounts, on a segmented basis, for the years ended December 31, 1999 and 1998.


                        5B GROUP
                        Customer             2000      1999       1998
                  ------------------------------------------------------
                            A               42%         --         --

                INTEGRATION AND CONSULTING
                            A               41%         --         --

                INTERNET SOLUTIONS
                            A               48%
                            B               16%         --         --
                            C               19%         --         --

       As of December 31, 2000 and 1999 the Company had two and three customers who represented 30% and 36% of net accounts receivable of 5B Group.

       For the years ended December 31, 2000, 1999 and 1998 the following customers represented in excess of 10% of total revenues for the respective years.


                        DELTAGROUP
                         Customer          2000       1999      1998
                  ------------------------------------------------------
                            A               11%         --         --

       As of December 31, 2000 the Company had one customer who represented 12% of the net accounts receivable of DeltaGroup. As of December 31, 1999, there were no customers who represented 10% or more of the net accounts receivable.

       In October 2000, 5B Group converted various invoices, generated from a customer throughout the year, into a note receivable for approximately $417,000. In connection with the note, 5B Group obtained a security interest in various computer equipment and other assets from the customer. The note had a maturity date of February 11, 2001 and bore an interest rate of 10%. The note was not repaid on the maturity date and the Company has commenced a foreclosure proceeding against the customer for the equipment and other assets. 5B Group believes that it will be successful in obtaining the full amount of the loan through the foreclosure and sale of the foregoing assets.

       In May 2000, 5B Group was contracted for an Internet Solutions project for a customer. The terms were $1.1 million and 50,000 warrants (for which no value was recorded) and it was projected to be completed by December 2000. The customer has had difficulties obtaining the necessary financing to complete the project and as of December 31, 2000 has remitted to 5B Group a total of $375,000 which has been recorded as revenue, substantially through the third quarter, due to the status of the project. Once the customer obtains financing 5B Group will recognize the remaining revenue upon collection of monies due under the contract.

Note 12: Commitments and Contingencies

(a)      Operating Leases

         The Company leases three office facilities and office equipment under operating leases expiring through November 2002. Total rent expense amounted to approximately $241,000, $245,000, and $184,000 in 2000,
         1999 and 1998 respectively. Total minimum lease payments due under non-cancelable operating leases are as follows:


                    2001                               $313,000
                    2002                                276,000

(b)      Employment Agreements

         In 2000, employment agreements with 2 executives were signed and will expire through the end of 2001 and 2002 (subject to automatic renewal provisions) with aggregate minimum payments totaling $650,000 for 2001 and $350,000 for 2002.

         In connection with the acquisitions described in Note 3, the Company has also entered into employment agreements with 4 executives expiring through September 2003 with aggregate minimum payments totaling $1,280,000.

(c)     Legal Proceedings


         La Vista Investors LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York. The action claims compensatory and other damages and equitable relief arising out of alleged breaches of the Securities Purchase Agreement between La Vista and the Company dated April 17, 2000 and other agreements. Specifically, the complaint alleges that the Company breached the agreement to redeem the preferred stock purchased by La Vista if the common stock issuable upon conversion of the preferred stock was not registered within 150 days of April 17, 2000. The Company responded to the complaint denying liability for the relief sought. The Company believes that it has strong defenses and other legal rights and intends to vigorously defend this action (See Note 6).



         In June 2000, Lawrence Kagan, a former employee and former shareholder of Delta, commenced an arbitration proceeding against Delta and the Company before the American Arbitration Association in the City of New York. The compliant alleges that (i) Delta breached Mr. Kagan's employment agreement and (ii) the Company breached a related stock purchase agreement. The Company and Delta responded to the compliant denying liability and asserting counterclaims. The Company and

        Delta believe that they have strong defenses, counterclaims and other legal rights, and intend to vigorously defend this proceeding.



         In August 2000 Robert Klein commenced a lawsuit against the Company and Deltaforce Personnel Services Inc. in the Supreme Court of New York. The Complaint alleges that the Company breached an agreement to timely register Mr. Klein's stock. The Company and Delta responded to the Complaint denying liability for the relief sought. The Company and Delta believe that they have strong defenses and other legal rights and intend to vigorously defend this action.



         The action previously brought against the Company and third parties by Hirata Corporation and Hirata Corporation of America was dismissed with respect to the Company for lack of personal jurisdiction.



         The Company is subject to legal proceedings and claims that a rise in the ordinary course of its business. In the opinion of the management, the amount of the ultimate outcome of these actions will not materially affect the Company's financial position, results of operations or cash flows.

Note 13:  Supplemental Cash Flow Information


                                                                                    Years ended December 31,
                                                                        --------------------------------------------
                                                                            2000             1999           1998
             -------------------------------------------------------------------------------------------------------
             Cash paid for income taxes                                 $     4,929     $     4,808      $    17,305
             Cash paid for income taxes for discontinued operations          59,310          28,247           69,927
             Cash paid for interest                                         196,992         152,441           84,476
             Cash paid for interest for discontinued operations         $   632,539     $ 1,913,193      $ 2,630,314


                                                                                    Years ended December 31,
                                                                        --------------------------------------------
                                                                            2000             1999           1998
             -------------------------------------------------------------------------------------------------------
             Fair value of assets acquired                              $    50,000     $        --      $ 2,365,376
             Liabilities assumed                                                 --              --       (2,570,194)
             Notes issued                                                   250,000              --         (262,500)
             Warrants issued                                                     --         (22,901)              --
             Purchase price in excess of net assets acquired                     --         118,232        1,477,490
             Cash paid for acquisitions                                 $   100,000     $    95,331      $ 1,010,172


Note 14:  Discontinued Operations

         On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets") which was maintained through, a wholly owned subsidiary, Paramount, for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation for the year ended December 31, 2000, and the balance sheets as of December 31, 2000 and 1999 and the statements of operations and cash flows for the years ended December 31, 1998, 1999 and 2000 have been restated to conform with this presentation. At March 31, 2000, the Company accrued a loss on disposal of $860,000. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. No adjustments to these estimates were necessary as of December 31, 2000. Net sales for Paramount were approximately $322,600, $9,125,164 and $28,937,455 for the years ended December 31, 2000, 1999 and 1998, respectively.

        The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at December 31, 2000 and 1999, are as follows:


                                                                           2000               1999
                                                                        ------------      ------------
Accounts receivable                                                     $    103,528      $    274,613
Net investment in direct finance and sales-type leases                     3,198,704        16,232,749
Assets held under operating leases, net of accumulated depreciation          261,737         2,990,213
Other assets                                                                 162,000           537,990
Accrued expenses                                                            (380,317)          (84,922)
Notes payable                                                                (76,384)       (1,382,902)

Obligations for financed equipment - non-recourse                         (3,216,539)      (16,755,509)
                                                                        ------------      ------------
                                                                        $     52,729      $  1,812,232
                                                                        ============      ============

(a)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


       ASSETS HELD UNDER OPERATING LEASES

       Assets held under operating leases consist of the equipment at cost, net of accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term up to the Company's estimate of the equipment's residual value at lease expiration. Accumulated depreciation was approximately $476,000 and $6,055,000 at December 31, 2000 and 1999, respectively. During the fourth quarter of 1999, additional depreciation expense of $182,000 was recorded in order to record the residual value associated with certain operating leases to fair value.

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


       REVENUE RECOGNITION

       The Company records revenues when products are delivered and title transfers to the customer or services are provided to customers. When equipment is sold to another computer leasing and trading company (a "broker"), the transfer of title and recognition of revenue generally occur upon the receipt of a payment from the broker.

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

(b)   Direct Finance and Sales-Type Leases

      The net investment in direct finance and sales-type leases was comprised of the following:


         DECEMBER 31,                                     2000         1999
         -----------------------------------------------------------------------
         Total minimum lease payments receivable      $ 3,166,121  $16,282,746
         Estimated residual value of equipment            144,838    1,071,785
         -----------------------------------------------------------------------
                                                        3,310,959   17,354,531
         Less: Unearned income                            112,255    1,121,782
         -----------------------------------------------------------------------
         Net investment in direct finance and
           sales-type leases                          $ 3,198,704  $16,232,749
         -----------------------------------------------------------------------

        During the fourth quarter of 1999, the Company wrote down the residual value of certain cease contracts by approximately $289,000.

(c)     Future Minimum Lease Payments

        Future minimum lease rentals to be received by the Company under non-cancelable direct finance, sales-type and operating leases are as follows:


                                         Direct Finance
                         YEARS ENDING    and Sales-Type
                         DECEMBER 31,        Leases        Operating Leases
                         ---------------------------------------------------
                         2001             3,166,121           166,900

(d)     Obligations for Financed Equipment - Non-Recourse


        Under various arrangements with banks and financial institutions, the Company finances substantially all of its equipment leases with non-recourse notes. In exchange for these future rentals, the Company receives a discounted cash payment. These notes provide for an assignment of future lease rentals to these institutions at effective interest rates (which range between 6.8% and 7.2%). In the event of default by a lessee, the financial institution has a first lien on the underlying equipment, with no further recourse against the Company. The underlying equipment securing these non-recourse notes represents the Company's assets under direct finance, sales-type and operating leases, which book value totaled approximately $3.6 million and $19.4 million at December 31, 2000 and 1999.

        Future maturities on non-recourse notes are:


                         YEAR ENDING DECEMBER 31, 2001      Lease Payments
                         ---------------------------------------------------
                                                            $ 3,216,539
                         Less: Interest                          99,068
                         ---------------------------------------------------
                                                            $ 3,117,471
                         ---------------------------------------------------

(e)     Notes Payable and Other Financing

        Notes payable were comprised of:


                 DECEMBER 31,                             2000         1999
                 ---------------------------------------------------------------
                 Notes payable to financial
                   institutions (a)                   $    75,664   $1,363,933
                 Other                                        720       18,970
                 ---------------------------------------------------------------

                                                      $    76,384   $1,382,903
                 ---------------------------------------------------------------


         During 1998, the Company entered into a total of nine notes payable agreements totaling approximately $2,925,000 with a financial institution to finance the residual value of certain equipment on lease, at an interest rate of prime (9.50% at December 31, 2000) plus 0.25%. Interest is payable quarterly and the principal amount is due 60 days after lease expiration. These notes mature through 2001. The equipment on lease and the related lease serve as collateral for the notes payable.


         No such transactions were entered into during 2000.


(f)     Significant Customers and Concentrations of Credit

       For the years ended December 31, 2000, 1999 and 1998 the following customers represented in excess of 10% of total revenues for the respective years:


                   Customer          2000       1999      1998
            ------------------------------------------------------
                      A               23%       12%        54%
                      B               --        --         12%

Note 15:  Quarterly Information (Unaudited)



      The following presents certain unaudited quarterly financial data:


                                                                               QUARTERS ENDED
                                            -----------------------------------------------------------------------
                                                March 31,          June 30,        September 30,      December 31,
                                                  2000                2000              2000              2000
                                            =======================================================================
Net Sales                                    $   3,883,016      $   9,517,310      $   4,889,114      $ 3,799,002
Gross Profit                                     1,229,629          1,794,940          1,608,108          811,452
Income (loss) from continuing operations          (350,682)            39,250            108,977       (1,399,006)
Loss from discontinued operations, net            (977,373)                --                 --               --
Net income (loss)                            $  (1,328,055)     $      39,250      $     108,977      $(1,399,006)
                                             -------------      -------------      -------------      -----------
Basic (loss) earnings per share:
         Continuing operations
                                             $       (0.16)     $        0.01      $       (0.13)     $     (0.66)
         Discontinued operations             $       (0.46)     $          --      $          --      $        --
         Net loss per share                  $       (0.62)     $        0.01      $       (0.13)     $     (0.66)
                                             -------------      -------------      -------------      -----------
Diluted (loss) earnings per share:
         Continuing operations               $       (0.16)     $        0.01      $       (0.13)     $     (0.66)
         Discontinued operations             $       (0.46)     $          --      $          --      $        --
         Net loss per share                  $       (0.62)     $        0.01      $       (0.13)     $     (0.66)
                                             ====================================================================


                                                                                 QUARTERS ENDED
                                                      -----------------------------------------------------------------------
                                                          March 31,          June 30,        September 30,      December 31,
                                                            1999               1999              1999              1999
                                                     =======================================================================
     Net Sales                                        $   4,004,540      $   4,128,960      $   3,948,155      $   4,743,057
     Gross Profit                                         1,073,816          1,032,157          1,142,716          1,903,939
     Loss from continuing operations                       (538,795)           (47,126)          (155,978)          (148,840)
     Income (loss) from discontinued
        operations, net                                     425,016             61,927            207,079            (64,355)
     Net income (loss)                                $    (113,779)     $      14,801      $      51,101      $    (213,195)
                                                      -------------      -------------      -------------      -------------
     Basic (loss) earnings per share:
              Continuing operations                   $       (0.26)     $       (0.02)     $       (0.07)     $       (0.07)
              Discontinued operations                 $        0.20      $        0.03      $        0.09      $       (0.03)
              Net loss per share                      $       (0.06)     $        0.01      $        0.02      $       (0.10)
                                                      -------------      -------------      -------------      -------------
     Diluted (loss) earnings per share:
              Continuing operations                   $       (0.26)     $       (0.02)     $       (0.07)     $       (0.07)
              Discontinued operations                 $        0.20      $        0.03      $        0.09      $       (0.03)
              Net loss per share                      $       (0.06)     $        0.01      $        0.02      $       (0.10)
                                                      -------------      -------------      -------------      -------------


       The Company's business is not subject to seasonal and other quarterly influences. Quarterly results may be materially affected by a variety of factors, including the completion of Integration, Consulting and Internet solution projects and customers budgeting constraints.


       In the fourth quarter of 2000, 5B Group wrote off $438,000 relating to 250,000 shares and a warrant to purchase 50,000 shares of a privately held company received in 1999 for services which were deemed worthless.

       In the fourth quarter of 1999, Paramount recorded additional depreciation expense of $182,000 to record the residual value associated with certain operating leases to fair value and wrote down the residual value of certain lease contracts by approximately $289,000. These amounts are included in the income from discontinued operations.

       Basic earnings per share calculations for the second, third and fourth quarters include the effect of dividends payable on the redeemable preferred stock and in the third quarter the effect of the redemption notice on the redeemable preferred stock which resulted in an increase in the carrying value of $375,555. Diluted earnings per share calculations for the quarters include the effect of stock options, when dilutive to the quarter's average number of shares outstanding for each period, and therefore the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders

5B Technologies Corporation and Subsidiaries

Woodbury, NY



      The audits referred to in our report dated March 16, 2001 relating to the consolidated financial statements of 5B Technologies Corporation and Subsidiaries included the audits of the financial statement Schedule II - Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2000. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.



      In our opinion, such financial statement Schedule - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.







/s/ BDO Seidman, LLP
-----------------------------
    BDO Seidman, LLP



Melville, New York
March 16, 2001

Schedule II - Valuation and Qualifying Accounts


                                                             ADDITIONS

                                      Balance at     Charged to   Charged to              Balance
                                     Beginning of    Costs and      Other                at End of
Description                             Period        Expenses    Accounts   Deductions    Period

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts         70,000        125,859         -           -       195,859

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts         70,000           -            -           -        70,000

YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts         20,000         50,000         -           -        70,000

                                  EXHIBIT INDEX

        ****2.1       - Agreement and Plan of Merger, dated as of February 11,
                        2000, by and among Paramount Financial Corporation, 5B
                        Technologies Corporation and Paramount Merger
                        Corporation
       *****3.1       - Certificate of Incorporation of the Registrant
       *****3.2       - By-laws of the Registrant
      ******3.3       - Certificate of Designations of Series A 6% Convertible
                        Preferred Stock of 5B Technologies Corporation, filed
                        with the Secretary of State of the State of Delaware on
                        April 14, 2000.
           +3.4       - Certificate of Designations of Series B 6% Convertible
                        Preferred Stock of 5B Technologies Corporation.
           *4.1       - Specimen Common Stock Certificate
           *4.2       - Form of Underwriter's Unit Purchase Option, as amended
           *4.3       - Form of Class A and Class B Warrant Agreement, as amended
           *4.4       - Specimen Class A Warrant Certificate
           *4.5       - Specimen Class B Warrant Certificate
      ******4.6       - Common Stock Purchase Warrant, dated April 17, 2000,
                        issued to La Vista Investors LLC by 5B Technologies
                        Corporation
          *10.1       - Employment Agreement between Registrant and Jeffrey
                        Nortman dated as of January 22, 1996
          *10.2       - Employment Agreement between Registrant and Glenn
                        Nortman dated as of January 22, 1996
           10.3       - Omitted
          *10.4       - Form of Master Lease Agreement relating to Computer Equipment Leases
          *10.5       - 1995 Stock Option Plan
         **10.6       - Stock Purchase Agreement dated January 6, 1998 by and
                        among Paramount Financial Corporation and Lawrence P.
                        Kagan and Steven Lippel relating to Deltaforce Personnel
                        Services, Inc.
          *10.7       - Form of Indemnification Agreement
          *10.8       -  Sublease Agreement, dated September 15, 1995, between
                        the Company and Lehman Brothers Inc.
          *10.9       - Consent to Sublease, dated September 15, 1995, among
                        Chasco Company, Lehman Brothers Inc. and the Company
         *10.10       - 1995 Director Option Plan
       ***10.11       - Stock Purchase Agreement dated October 23, 1998 between
                        the Registrant and Abbey, Garrett & Seth, Ltd. relating
                        to Comptech Resources, Inc.
       ***10.12       - Asset Purchase Agreement dated July 28, 1998 between the
                        Registrant and RBW Staffing Services, Inc. relating to
                        WordSmiths
    ******10.13       - Securities Purchase Agreement, dated April 17, 2000, by
                        and between 5B Technologies Corporation and La Vista
                        Investors LLC
    ******10.14       - Registration Rights Agreement, dated April 17, 2000, by
                        and between 5B Technologies Corporation and La Vista
                        Investors LLC

   *******10.15       - Purchase Agreement, dated May 2, 2000, by and between
                        Paramount Operations Inc. (a wholly-owned subsidiary of
                        5B Technologies Corporation) and Stamford Computer
                        Group, Inc.
          10.16       - 2000 Stock Option Plan
          21          - List of Subsidiaries
          23.1        - Consent of BDO Seidman, LLP

----------


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

**** Incorporated by reference from the Registrant's Form 8-K filed on February 15, 2000.

***** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1999.

****** Incorporated by reference from the Registrant's Form 8-K filed on April 28, 2000.

******* Incorporated by reference from the Registrant's Form 8-K filed on May 17, 2000.

+ Incorporated by Reference from the Registrant's Registration Statement on Form S-3, Registration No. 333-51864