Form 10-K/A
period 2000-12-31
5B TECHNOLOGIES CORP
filed 2001-04-30
CIK 1000179

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                   -----------

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

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on April 26, 2001 was approximately $2,500,175 based on the closing sales price of such stock on such date, as reported by the Nasdaq SmallCap Market.

         The number of shares outstanding of the Registrant's Common Stock, as of April 27, 2001 was: 2,174,065 shares of Common Stock, $0.04 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           5B TECHNOLOGIES CORPORATION

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................1

ITEM 11  -  EXECUTIVE COMPENSATION............................................3

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND...............7

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................7

SIGNATURES....................................................................8

                                    PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is supplied with respect to the directors and executive officers of 5B Technologies Corporation:

         NAME                   AGE      POSITION WITH THE CORPORATION
         ----                   ---      -----------------------------
         Glenn Nortman          43       Chief Executive Officer, Secretary and a Director
         Jeffrey Nortman        42       Chief Operating Officer and a Director; Chief Executive
                                         Officer of Deltaforce Personnel Services, Inc.
         Stuart A. Belloff      43       Chief Technology Officer and Executive Vice President of
                                         5B Technologies Group, Inc.
         Anthony Fernandez      34       Vice President of Finance
         William H. Kelly       60       Director

         Certain biographical information regarding each director and executive officer is set forth below:

         GLENN NORTMAN is the Chief Executive Officer, Secretary and a director of 5B Technologies. Prior to becoming Chief Executive Officer in 1997, Mr. Nortman had served as our Co-Chief Executive Officer beginning in 1996 and as the Executive Vice President from June 1992. Mr. Nortman runs the day-to-day operations of our Internet solutions and systems integration and consulting business. From 1987 to 1992, Mr. Nortman served as the National Accounts Manager for Pacificorp Capital, a wholly-owned computer leasing subsidiary of PacifiCorp, the public utility in Portland, Oregon. Mr. Nortman is the brother of Jeffrey Nortman.

         JEFFREY NORTMAN is the Chief Operating Officer and a director of 5B Technologies. Mr. Nortman has been the Chief Executive Officer of our subsidiary, Deltaforce Personnel Services, Inc., since we acquired Deltaforce in 1999. Prior to becoming Chief Operating Officer in 1997, Mr. Nortman served as our Co-Chief Executive Officer beginning in 1996 and as our President from our inception in July 1991. Mr. Nortman runs the day-to-day operations of our staffing services business. From 1987 to 1991, Mr. Nortman was the Manager of Peripheral Trading for Pacificorp Capital. Mr. Nortman is the brother of Glenn Nortman.

         STUART A. BELLOFF is the Executive Vice President and Chief Technology Officer of our wholly-owned subsidiary, 5B Technologies Group, Inc. ("5B Technologies Group", formerly known as Paratech Resources, Inc.), a position he has held since October 1998. In October 1998, 5B Technologies Group acquired Comptech Resources Inc., a systems consulting, software applications and internet development firm, from Mr. Belloff and the other shareholders of Comptech Resources. Mr. Belloff joined Comptech Resources in 1994 as Executive Vice President of Comptech Resources and was appointed President of Comptech Resources in 1996. Prior thereto, Mr. Belloff was the Vice President of Microconnections, Inc., a software applications development firm, from 1991 to 1993. Prior thereto, Mr. Belloff founded Datatech Inc., an application development organization, in 1983 and served as its Senior Vice President from 1983 until Datatech was merged into Microconnections in 1991.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our Common Stock and other of our equity securities and to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that, (i) prior to the 2000 fiscal year, each of Messrs. Glenn Nortman, Mr. Jeffrey Nortman, Mr. Stuart Belloff and Mr. Anthony Fernandez did not file any required reports of ownership with the Securities and Exchange Commission, (ii) Mr. Glenn Nortman was late filing a Form 4 with respect to the purchase of 2,000 shares of common stock in August 2000, (iii) Mr. Jeffrey Nortman was late filing a Form 4 with respect to the purchase of 1,100 shares of Common Stock in August 2000, (iv) Mr. James Hillman, a director of the Company from August 18, 2000 until his resignation on April 18, 2001, was late filing a Form 3 with respect to his election as a director and a Form 4 with respect to the purchase of 1,000 shares of Common Stock in September 2000, and (v) that each of Messrs. Glenn Nortman, Jeffrey Nortman, Anthony Fernandez, Stuart Belloff and James Hillman timely filed a Form 5 for the 2000 fiscal year.

ITEM 11  -  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table summarizes all compensation earned by or paid to our Chief Executive Officer and each of our other executive officers whose total annual salary and bonus exceeded $100,000 in 2000 (collectively, the "named executive officers"), for services rendered in all capacities to 5B Technologies during the fiscal years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION                          LONG TERM
                                                                                                     COMPENSATION
                                                                                                     ------------
NAME AND                               FISCAL                                  OTHER ANNUAL      SECURITIES UNDERLYING
PRINCIPAL POSITION                       YEAR        SALARY       BONUS        COMPENSATION             OPTIONS
------------------                       ----        ------       -----        ------------             -------
Glenn Nortman........................    2000        $380,000       --            $26,097(1)              50,000(5)
  Chief Executive Officer                1999         380,000       --             36,273(2)                  --
                                         1998         340,182    $73,000           45,541(3)                  --


Jeffrey Nortman......................    2000        $275,028       --            $40,013(1)              25,000(5)
  Chief Operating Officer                1999         280,317       --             41,439(2)                  --
                                         1998         365,112       --             45,258(3)                  --

Stuart A. Belloff....................    2000        $210,000       --             $4.800(4)              40,000(5)
  Chief Technology Officer               1999         175,000    $50,000            4,800(4)                  --
                                         1998          31,827                         800(4)              40,000(5)

Anthony Fernandez....................    2000        $109,968       --             $4,500(4)              10,000(5)
  Director of Finance                    1999          97,763       --              3,375(4)               7,000(5)
                                         1998          20,840       --                  --                    --

Rocco C. Passafuime(6)...............    2000        $180,336       --             $9,000(4)              18,750(5)
  Vice President of Sales of             1999         174,567       --              9,000(4)              28,750(5)
  5B Technologies Group, Inc.            1998         153,523                       9,000(4)              18,750(5)


================================================================================

(1) Represents payments of approximately $15,500 for automobile expenses and $10,597 for country club dues for Mr. Glenn Nortman, and approximately $14,239 for automobile expenses and $25,774 for country club dues for Mr. Jeffrey Nortman.

(2) Represents payments of approximately $18,000 for automobile expenses and $18,273 for country club dues for Mr. Glenn Nortman, and approximately $16,267 for automobile expenses and $25,172 for country club dues for Mr. Jeffrey Nortman.

(3) Represents payments of approximately $18,700 for automobile expenses and $26,841 for country club dues for Mr. Glenn Nortman, and approximately $18,400 for automobile expenses and $26,858 for country club dues for Mr. Jeffrey Nortman.

(4)      Represents automobile expenses.

(5) Reflects the number of shares of our common stock underlying such option.

(6)      Mr. Passafuime resigned as Vice-President of Sales of 5B
         Technologies Group on March 28, 2001.

         All directors of the Corporation are reimbursed for all reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors.


                        OPTION GRANTS IN LAST FISCAL YEAR


  ---------------------------------------------------------------------------------------------------------------------
                                   Individual Grants                                    Potential Realizable Value At
                                                                                        Assumed Annual Rates Of Stock
                                                                                        Price Appreciation For Option
                                                                                                   Term(2)
  ---------------------------------------------------------------------------------------------------------------------
                               Number Of
                               Securities     Percent of
                               Underlying   Total Options
                                Options       Granted To    Exercise Of
                                Granted      Employees In    Base Price    Expiration
             Name                 (#)        Fiscal Year     ($/Sh)(1)        Date         5% ($)          10% ($)
             (a)                  (b)            (c)            (d)           (e)            (f)             (g)
  ---------------------------------------------------------------------------------------------------------------------
  Anthony Fernandez             10,000        2.61%           $1.63       1/20/10         $10,220       $25,898(3)
  ---------------------------------------------------------------------------------------------------------------------

  Stuart Belloff                40,000        10.42%          $1.79       1/20/10         $44,966       $113,953(3)
  ---------------------------------------------------------------------------------------------------------------------

  Jeffrey Nortman               25,000         6.51%          $1.79       1/20/10         $56,207       $142,441(3)
  ---------------------------------------------------------------------------------------------------------------------

  Glenn Nortman                 50,000        13.03%          $1.79       1/20/10         $28,104       $71,220(3)
  ---------------------------------------------------------------------------------------------------------------------

  Rocco C. Passafuime           18,750        4.89%           $13.25      3/16/10         $156,241      $395,945(4)
  ---------------------------------------------------------------------------------------------------------------------

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

(3) The options vest in three annual installments beginning on January 20, 2001.

(4) The options vest in three annual installments beginning on March 16, 2001.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES

--------------------------------------------------------------------------------------------------------------------------
                                                                          Number Of Securities
                                                                               Underlying          Value Of Unexercised
                                                                          Unexercised Options    In-The-Money Options At
                                                                           At Fiscal Year-End        Fiscal Year End
                                                           Value                  (#)                      ($)
                              Shares Acquired On         Realized             Exercisable/             Exercisable/
           Name                  Exercise (#)               ($)              Unexercisable            Unexercisable
            (a)                       (b)                   (c)                   (d)                      (e)
--------------------------------------------------------------------------------------------------------------------------
Glenn Nortman                          -                     -                3,750/52,500            $3,750/$52,500
--------------------------------------------------------------------------------------------------------------------------
Jeffrey Nortman                        -                     -                3,750/27,500            $3,750/$27,500
--------------------------------------------------------------------------------------------------------------------------
Stuart Belloff                         -                     -               26,666/53,334           $26,666/$53,334
--------------------------------------------------------------------------------------------------------------------------
Anthony Fernandez                      -                     -                2,333/14,667            $2,333/$14,667
--------------------------------------------------------------------------------------------------------------------------
Rocco C. Passafuime                    -                     -               37,709/47,291           $37,709/$47,291
--------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

         Messrs. Glenn and Jeffrey Nortman have employment agreements with the Corporation described below. The initial term of Mr. Glenn Nortman's employment agreement concludes on June 1, 2003, and the initial term of Mr. Jeffrey Nortman's employment agreement concludes on June 1, 2002. Each of these employment agreements automatically renews for successive one year terms unless either the Corporation or the employee notifies the other of its intention not to renew the employment agreement within 90 days of each anniversary date of the agreements (I.E., by March 2 of each year such notice must be given).

         Under these employment agreements, during 2001 Messrs. Glenn and Jeffrey Nortman will receive base salaries of $380,000 and $275,000, respectively. As part of their compensation package, Messrs. Nortman also receive the use of an automobile and certain other fringe benefits commensurate with their duties and responsibilities. In addition, Messrs. Nortman will be entitled to receive a severance payment equal to 2.99 times their current annual base salary if, among other things, without their consent, their duties, responsibilities or position are materially diminished, if there is any material breach of their employment agreements by the Corporation at any time during the term thereof of if the Corporation experiences a "Change of Control" (as defined therein).

         Mr. Stuart Belloff has an employment agreement with 5B Technologies Group. Mr. Belloff's employment agreement automatically renews for successive one year terms unless either 5B Technologies Group or Mr. Belloff notifies the other of its intention not to renew the employment agreement within 120 days of each anniversary date of the agreement (i.e., by June 25 of each year such notice must be given). During 2001 Mr. Belloff will receive a base salary of $210,000, and he will be eligible to receive an annual bonus to be set by the Board of Directors of 5B Technologies Group based upon target goals established in good faith by the Board and Mr. Belloff; provided, that each such annual bonus shall be no less than 20% of the amount in excess of such targets established for such given year. As part of his compensation package, Mr. Belloff also receives an automobile allowance and certain other fringe benefits commensurate with his duties and responsibilities. In addition, in the event that Mr. Belloff is terminated voluntarily by 5B Technologies Group or Mr. Belloff terminates his employment for Good Reason (as defined in his employment agreement), he will be entitled to receive his base salary and medical benefits for the remainder of the term of his employment agreement as well as the annual bonus due for the year in which such termination occurs.

KEY-MAN AND SPLIT-DOLLAR LIFE INSURANCE

         The Corporation maintains key-man/split-dollar life insurance policies on the lives of each of Glenn and Jeffrey Nortman. The death benefits under these policies are allocated $1,000,000 towards the key-man component and $4,000,000 towards the split-dollar component.

DIRECTOR OPTION PLAN

         On October 1, 1995, our Board of Directors adopted, and our stockholders approved, the 5B Technologies 1995 Director Option Plan (the "Director Plan"), pursuant to which 12,500 shares of our Common Stock were reserved for issuance upon the exercise of options granted to our non-employee directors. The purpose of the Director Plan is to encourage ownership of our Common Stock by our non-employee directors whose initial retention and then continued services are considered essential to our future and to provide them with a further incentive to remain as our directors. To date, 2,000 such options have been granted under the Director Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         We do not currently have a compensation committee, and instead our entire Board of Directors determined the levels of executive officer compensation during 2000. None of our executive officers had any relationship reportable under the Compensation Committee Interlock regulations during 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of our Common Stock beneficially owned, as of April 27, 2001, by (i) all persons known by us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our current directors and named executive officers; and
(iii) all of our directors and executive officers as a group.

NAME AND ADDRESS                           AMOUNT AND NATURE OF
OF BENEFICIAL OWNER(1)                     BENEFICIAL OWNERSHIP     PERCENT OF COMMON STOCK(2)
----------------------                     --------------------     --------------------------
Glenn Nortman.......................            405,402(3)                    18.46%
Jeffrey Nortman.....................            389,669(4)                    17.81
William H. Kelly....................             13,588(5)                     *
Stuart Belloff.....................              39,999(6)                     *
Anthony Fernandez..................               7,999(6)                     *
All directors and executive officers
as a group
  (5 persons).......................              856,657                     37.92%

----------
* Less than 10%.

(1) The address of each listed person is c/o 5B Technologies Corporation, 100 Sunnyside Boulevard, Woodbury, New York 11797.

(2) Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of our Common Stock outstanding, net of treasury shares. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which such person or group of persons has the right to acquire within 60 days from April 30, 2001 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 21,666 shares of Common Stock.

(4) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 13,333 shares of Common Stock.

(5) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 2,000 shares of Common Stock.

(6) Represents only options which are currently exercisable (or exercisable within 60 days) to purchase shares of Common Stock.

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since the beginning of our fiscal year ending December 31, 2000, there were no relationships or transactions to be disclosed pursuant to this Item 13.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          5B TECHNOLOGIES CORPORATION


Dated: April 30, 2001                     By: /s/ Glenn Nortman
                                              ------------------------------
                                              Glenn Nortman,
                                              Chief Executive Officer