Form 10-Q
period 2001-03-31
5B TECHNOLOGIES CORP
filed 2001-05-21
CIK 1000179

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                                 (516) 677-6100
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

                  NUMBER OF SHARES OUTSTANDING AT MAY 15, 2001:

          2,174,065 SHARES OF COMMON STOCK, PAR VALUE $0.04 PER SHARE.


--------------------------------------------------------------------------------

                           5B TECHNOLOGIES CORPORATION

                    INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                 MARCH 31, 2001

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Consolidated Balance Sheets
              March 31, 2001 (Unaudited) and December 31, 2000
              (Restated).....................................................1

              Consolidated Statements of
              Operations Three Months Ended
              March 31, 2001 (Unaudited) and 2000 (Unaudited)................2

              Consolidated Statements of Cash
              Flows Three Months Ended March 31,
              2001 (Unaudited) and 2000 (Unaudited)..........................3

              Notes to Condensed Consolidated
              Financial Statements.........................................4-9

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operation.........................10-15

     Item 3 - Quantitative and Qualitative Disclosures About Market
              Risk..........................................................15

PART II - Other Information.................................................16

SIGNATURES..................................................................17

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                March 31,    December 31,
                                                                  2001          2000
-----------------------------------------------------------------------------------------
                          ASSETS                              (Unaudited)     (Restated)
                          ------
Current assets:
  Cash and cash equivalents                                 $    695,327    $  1,156,436
  Investments available for sale (includes $256,000 and
    $298,000 respectively, restricted as collateral)             503,835         499,778
  Accounts receivable, net of allowance for doubtful
    accounts of $146,000                                         947,720       1,501,523
  Note receivable for services provided                          427,590         427,590
  Other current assets                                           117,625          64,385
-----------------------------------------------------------------------------------------
      Total current assets                                     2,692,097       3,649,712
-----------------------------------------------------------------------------------------
  Goodwill & other intangibles, net                              897,290         939,900
  Net assets of discontinued operations                          661,619       1,247,094
  Other assets                                                   524,101         509,610
-----------------------------------------------------------------------------------------
    TOTAL ASSETS                                            $  4,775,107    $  6,346,316
=========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                             $    923,310    $    850,159
  Accounts payable                                               711,924       1,129,308
  Accrued expenses                                               158,807         332,273
  Unearned sales revenue                                         120,401         174,527
-----------------------------------------------------------------------------------------
     Total current liabilities                                 1,914,442       2,486,267
-----------------------------------------------------------------------------------------
  Notes payable                                                   10,427          11,928
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                          1,924,869       2,498,195
-----------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                     1,250,000       1,250,000
-----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, 1,000 shares issued and outstanding                 --              --
  Common stock, $.04 par value, 17,500,000 shares
    authorized, 2,198,565 and 2,165,036 shares issued and
    outstanding, respectively                                     87,943          86,601
  Additional paid-in capital                                  14,574,233      14,525,450
  Stock subscription receivable                                 (812,500)       (812,500)
  Accumulated deficit                                        (12,198,833)    (11,150,825)
  Treasury stock at cost, 24,500 shares                          (50,605)        (50,605)
-----------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                 1,600,238       2,598,121
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  4,775,107    $  6,346,316
=========================================================================================

         See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                    UNAUDITED


                                                              March 31,      March 31,
                                                                2001           2000
---------------------------------------------------------------------------------------
                                                             (Unaudited)    (Unaudited)

Net sales                                                  $ 1,603,872    $ 1,916,310
Cost of sales                                                1,220,279      1,255,983
---------------------------------------------------------------------------------------
      Gross profit                                             383,593        660,327
---------------------------------------------------------------------------------------
Expenses:
     Selling                                                   365,005        193,619
     General and administrative expenses                       807,270        730,023
---------------------------------------------------------------------------------------
      Total expenses                                         1,172,275        923,642
---------------------------------------------------------------------------------------
Loss from operations                                          (788,682)      (263,315)
Other income (expense):
      Interest expense                                         (24,267)       (35,146)
      Interest income                                           11,733          9,233
---------------------------------------------------------------------------------------
Loss before provision for (benefit from) income taxes         (801,216)      (289,228)
and discontinued operations
State and local taxes                                           19,806            944
---------------------------------------------------------------------------------------
        Loss from continuing operations                       (821,022)      (290,172)
Discontinued operations:
    Income (loss) from discontinued  operations,  net of
     income taxes of $0 and $80,892 respectively              (681,193)      (181,685)
        Gain on disposal of discontinued operations            472,957       (856,198)
---------------------------------------------------------------------------------------
Net loss                                                   $(1,029,258)   $(1,328,055)

Preferred dividends                                            (18,750)          --
---------------------------------------------------------------------------------------
Net loss attributable to common shareholders               $(1,048,008)   $(1,328,055)
---------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic and diluted                                            2,160,016      2,135,500

BASIC AND DILUTED LOSS PER COMMON SHARE:

         Continuing operations                             $     (0.39)   $     (0.13)
---------------------------------------------------------------------------------------
         Discontinued operations                           $     (0.10)   $     (0.49)
---------------------------------------------------------------------------------------
         Net loss per share                                $     (0.49)   $     (0.62)
---------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                    UNAUDITED


                                                                           March 31,     March 31,
                                                                             2001          2000
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                    (Unaudited)   (Unaudited)

  Net loss                                                              $(1,029,254)   $(1,328,054)

  Adjustments to reconcile net loss to net cash provided by operating activities:

    Loss from discontinued operations                                       681,193        181,685
    (Gain) loss from disposal of discontinued operations                   (472,957)       856,198
    Depreciation and amortization                                            60,157         69,697
    Issuance of options and warrants for services                              --           16,300
    Changes in operating assets and liabilities:
      Accounts receivable                                                   553,803        117,084
      Other assets                                                          (76,086)       (67,757)
      Accounts payable                                                      (85,788)       (61,412)
      Accrued expenses                                                     (246,345)      (198,149)
--------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS           (615,277)      (414,408)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED
  OPERATIONS                                                                277,352      1,221,087
--------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (337,925)       806,679
--------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                                                  (4,057)        (5,522)
    Purchase of equipment                                                    (9,192)          --
--------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS            (13,249)        (5,522)
--------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES OF
  DISCONTINUED OPERATIONS                                                  (494,081)     2,616,581
--------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (507,330)     2,611,059
--------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from sale of common stock                                       50,124           --
    Proceeds from notes payable                                             161,481        142,621
    Repayment of notes payable                                             (421,428)      (412,162)
--------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS           (209,823)      (269,541)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM
  DISCONTINUED OPERATIONS                                                   593,969     (3,834,345)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         384,146     (4,103,886)
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,156,436      1,003,752
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   695,327    $   317,604
==================================================================================================


--------------------------------------------------------------------------------------------------
Cash paid for income taxes                                              $     3,399    $     1,694
Cash paid for income taxes for discontinued operations                  $    16,207    $    70,969
Cash paid for interest                                                  $    24,267    $    35,147
Cash paid for interest for discontinued operations                      $    49,574    $   271,136
--------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of 5B Technologies Corporation and subsidiaries (the "Company") at March 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2001 and 2000, respectively, have been included (See Note 2).

   The financial statements for the three months ended March 31, 2001 include the results of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

   The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

   Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

2. DISCONTINUED OPERATION

   On May 14, 2001, the Company sold its legal staffing, which was maintained through a wholly owned subsidiary, Deltaforce Personnel Services, Inc. ("DeltaGroup"), for approximately $1,500,000, plus 50% of DeltaGroup revenue in excess of $7.25 million and $7.5 million in the first and second years, respectively, after closing. Accordingly, DeltaGroup has been presented as a discontinued operation for the three months ended March 31, 2001, and the balance sheet as of December 31, 2000 and the statements of operations and cash flows for the three months ended March 31, 2000 have been restated to conform to this presentation. The loss on disposal of DeltaGroup includes provisions for estimated losses of approximately $681,000 and a gain on sale, exclusive of contingent consideration, of approximately $473,000, for a total loss of approximately $208,000. The provision for estimated losses of approximately $681,000 is based on management's estimate of future expenses relating to contractual obligations and other expenses related to the staffing business. Net sales for DeltaGroup were approximately $1,823,000 and $1,967,000 for the three months ended March 31, 2001 and 2000, respectively.

   On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc. ("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000, respectively. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000, for a total loss of approximately $856,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. Net sales for Paramount were approximately $156,000 and $1,588,000 for the three months ended March 31, 2001 and 2000, respectively.

   The components of net assets of discontinued operation included in the Company's Consolidated Balance Sheets at March 31, 2001 and December 31, 2000, are as follows:


                                                              2001          2000
                                                              ----          ----
   DELTAFORCE PERSONNEL SERVICES, INC.
   Accounts receivable                                        869,927        932,219
   Other assets                                               124,765        122,706
   Goodwill and intangibles                                 1,017,454      1,056,772
   Accounts payable                                           (61,002)       (77,758)
   Accrued expenses                                          (220,876)       (89,574)
   Notes payable                                             (750,000)      (750,000)
                                                         ------------    -----------
                                                              980,268      1,194,365
                                                         ------------    -----------

   PARAMOUNT OPERATIONS INC.

   Accounts receivable                                         51,299        103,528
   Net investment in direct finance and sales-type          3,692,785      3,198,704
   leases
   Assets held under operating leases, net of                 228,216        261,737
   accumulated depreciation
   Other assets                                                     -        162,000
   Accrued expenses                                          (404,057)      (380,317)
   Notes payable                                              (57,744)       (76,384)
   Obligations for financed equipment - non-recourse       (3,829,148)    (3,216,539)
                                                         ------------    -----------
                                                             (318,649)        52,729
                                                         ------------    -----------

                                                         $    661,619    $ 1,247,094
                                                         ============    ===========

3. LINES OF CREDIT

      At March 31, 2001, the Company had two credit lines available:

      TERM LOAN: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing and the Company is undergoing negotiations with the bank to establish repayment terms. As of March 31, 2001, approximately $256,000 remained outstanding under these loans collateralized by up to $600,000 in cash maintained in an investment account. Under the agreement, the Company was not in compliance with the debt covenant-requiring minimum net worth of at least $5.5 million. The Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the three months ended March 31, 2001.

      5B GROUP EQUIPMENT ACQUISITION CREDIT FACILITY: 5B Group has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory. Interest on outstanding borrowings accrues at the prime rate plus 1 1/2 %. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of March 31, 2001, 5B Group had $487,000 outstanding under this line, of which approximately $386,000 is classified as debt and approximately $101,000 is included in accounts payable. Under the agreement, the Company's 5B Group subsidiary was not in compliance with the net profit after tax to revenue ratio of greater than 1%. Pursuant to this default the Company has received a forbearance agreement from the finance company which states that the credit facility has been reduced to $500,000 and is payable in full by July 15, 2001. The Company is currently negotiating with the finance company to initiate a secured credit facility and it is also negotiating with its vendors to establish terms and plans to utilize, when closed, the Connecticut Bank of Commerce financing (see below) to replace this credit facility.

      Each of the Company's two credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other credit lines.

      As described above, the Company has received waivers from the lenders under the Term Loan as a result of the Company's non-compliance at March 31, 2001 with certain covenants under such facility. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under this facility, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line, which would have the effect of also causing a default under the Company's other credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $743,000 as of March 31, 2001, under its respective credit lines immediately due and payable.

      On April 11, 2001 the Company received a banking commitment from the Connecticut Bank of Commerce ("CBC") and is currently finalizing the documents and expects to have the credit facilities in place shortly. The commitment extends two types of credit facilities:

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

4.    REDEEMABLE PREFERRED STOCK

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

5.    SEGMENT INFORMATION

      The Company's results of operations are reviewed and managed through two segments (i) corporate overhead ("5B") and (ii) Internet, e-commerce and systems integration ("5B Group"). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies, which can be found on pages F-7 through F-11 of the Company's Annual Report on Form 10-K (for the year ended December 31, 2000).

The following represents selected financial information for the Company's segments for the three months ended March 31, 2001 and 2000:



                                 5B       5B Group      Total
        -----------------------------------------------------------
         Three months ended
         March 31, 2001
         -----------------------------------------------------------
         Revenues           $     --     $1,603,872   $1,603,872
         Cost of sales            --      1,220,279    1,220,279
         Selling                49,536      315,469      365,005
         General and
           Administrative      144,010      663,256      807,266
         Interest expense        8,642       15,625       24,267
         Pre-tax loss         (190,455)    (610,757)    (801,212)
         Assets             $2,251,005   $2,524,102   $4,775,107


         Three months ended
         March 31, 2000
         -----------------------------------------------------------
         Revenues           $     --     $1,916,310   $1,916,310
         Cost of sales            --      1,255,983    1,255,983
         Selling                14,275      179,344      193,619
         General and
           Administrative      270,148      459,872      730,020
         Interest expense       12,012       23,134       35,146
         Pre-tax loss         (287,205)      (2,023)    (289,228)
         Assets             $3,344,441   $3,001,875   $6,346,316
         ===========================================================

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

RECENT DEVELOPMENTS

      On May 14, 2001, the Company sold the majority of its assets related to its legal staffing subsidiary, Deltaforce Personnel Services, Inc. ("DeltaGroup"), for approximately $1,500,000, plus 50% of DeltaGroup revenue in excess of $7.25 million and $7.5 million in the first and second years, respectively, after closing. Accordingly, DeltaGroup has been presented as a discontinued operation for the three months ended March 31, 2001, and the balance sheet as of December 31, 2000 and the statements of operations and cash flows for the three months ended March 31, 2000 have been restated to conform to this presentation. The loss on disposal of DeltaGroup includes provisions for estimated losses of approximately $681,000 and a gain on sale, exclusive of contingent consideration, of approximately $473,000, for a total loss of approximately $208,000. The provision for estimated losses of approximately $681,000 is based on management's estimate of future expenses relating to contractual obligations and other expenses related to the staffing business. Net sales for DeltaGroup were approximately $1,823,000 and $1,967,000 for the three months ended March 31, 2001 and 2000, respectively.

      The sale of DeltaGroup was prompted by the Companies commitment to its technology subsidiary (5B Technologies Group, Inc., "5B Group") and the DeltaGroup's continued losses. 5B Technologies Corporation ("5B") originally purchased Deltaforce Personnel Services, Inc. in January 1998 and in July 1998 purchased RBW Staffing Inc. and merged its operations into Deltaforce Personnel Services, Inc. and renamed the entity DeltaGroup. At that time the Company planned to be a business solutions provider and offer staffing services in various areas. As 5B Group continued to expand the management of 5B felt that the focus of the Company was technology and that the DeltaGroup, being a legal staffing entity, did not fit the Companies mission and long-term objectives, which had changed since 1998. 5B also felt, that the DeltaGroup, being in a very specific niche market, was susceptible to downtrends in the economy, slow downs by law firms and an increase in unemployment. Based on these factors and a shift in 5B's mission and long-term objectives 5B decided to sell the DeltaGroup subsidiary. The sale will bring a new focus to the technology subsidiary, increased cash reserves and availability and improved financial results in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

      For the three months ended March 31, 2001, the Company recorded sales revenue of $1.6 million; a $300,000 decrease from the $1.9 million recorded during the three months ended March 31, 2000. The decrease in sales at 5B Group is a result of the timing of new projects being authorized, which the Company believes is due to the economy.

      Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the three months ended March 31, 2001, the Company recorded cost of sales of $1.2 million; a decrease of $100,000 compared to the $1.3 million recorded for the three months ended March 31, 2000. The reason for this decrease is the decrease in related sales and the product mix of the sales. There were fewer services and more equipment sales for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 resulting in a lower gross profit.

      Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the three months ended March 31, 2001 was $365,000, an 88% increase over the $194,000 recorded in the comparable prior period. 5B Group reported selling expenses of $315,000, or 20%, of revenue for the three months ended March 31, 2001 compared to $179,000, or 9%, of revenue for the three months ended March 31, 2000. The increase in selling expenses for 5B Group is predominantly due to the addition of more salespeople.

      General and administrative expenses totaled $733,000 or 46%, of revenue for the three months ended March 31, 2001, representing an increase of $3,000 compared to the $730,000, or 38%, of revenue recorded during the three months ended March 31, 2000. 5B Group reported general and administrative expenses of $663,000 or 41%, of revenue for the three months ended March 31, 2001 compared to $460,000, or 24%, of revenue for the three months ended March 31, 2000. The increase is attributable to the Company's expansion and new facilities.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, the Company had $1.2 million in cash and cash equivalents and investments available for sale. Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Primarily as a result of the continued investment in 5B Group and the acquisitions it made in prior years the Company experienced a decrease in net cash and investments available for sale during the three months ended March 31, 2001 of $457,052.

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

      At March 31, 2001, the Company had two credit lines available:

      TERM LOAN: In April 1998, Paramount entered into a $500,000 term loan with a bank collateralized by $600,000 in cash maintained in an investment account. Principal payments of approximately $41,600 and interest are due on a quarterly basis through April 20, 2001. On July 20, 1999 the Company borrowed an additional $215,000 as a demand note. Interest payments are being made on this additional borrowing and the Company is undergoing negotiations with the bank to establish repayment terms. As of March 31, 2001, approximately $256,000 remained outstanding under these loans collateralized by up to $600,000 in cash maintained in an investment account. Under the agreement, the Company was not in compliance with the debt covenant-requiring minimum net worth of at least $5.5 million. The Company has obtained a waiver from the bank for non-compliance with the aforementioned covenant for the three months ended March 31, 2001.

      5B GROUP EQUIPMENT ACQUISITION CREDIT FACILITY: 5B Group has a $2,000,000 revolving line of credit agreement with a finance company secured by accounts receivable and inventory. Interest on outstanding borrowings accrues at the prime rate plus 1 1/2 %. Borrowings are limited to 85% of eligible accounts receivable, as defined. This facility allows the Company to purchase computer hardware from its vendors with net 30-day terms interest free. At the expiration of the net 30-day period, the Company has the option of paying the amount due or, provided the Company has sufficient eligible collateral, borrowing under the credit facility. As of March 31, 2001, 5B Group had $487,000 outstanding under this line, of which approximately $386,000 is classified as debt and approximately $101,000 is included in accounts payable. Under the agreement, the Company's 5B Group subsidiary was not in compliance with the net profit after tax to revenue ratio of greater than 1%. Pursuant to this default the Company has received a forbearance agreement from the finance company which states that the credit facility has been reduced to $500,000 and is payable in full by July 15, 2001. The company is currently negotiating with the finance company to initiate a secured credit facility and it is also negotiating with its vendors to establish terms and plans to utilize, when closed, the Connecticut Bank of Commerce financing (see below) to replace this credit facility.

      Each of the Company's two credit lines contains cross-default provisions, so that any uncured or unwaived default under any of these credit lines would cause there to be a default under the other credit lines.

      As described above, the Company has received waivers from the lenders under the Term Loan as a result of the Company's non-compliance at March 31, 2001 with certain covenants under such facility. The Company believes that it will not satisfy these covenants in the future. The Company has regularly obtained waivers of compliance from the respective lenders under this facility, and believes that it will be able to obtain waivers in the future. However, if any waiver cannot be obtained in the future, that lender would be able to declare a default under its credit line, which would have the effect of also causing a default under the Company's other credit lines. Among other things, if such defaults were to occur, any or all of the lenders could declare all amounts, which aggregated approximately $743,000 as of March 31, 2001, under its respective credit lines immediately due and payable.

      On April 11, 2001 the Company received a banking commitment from the Connecticut Bank of Commerce ("CBC") and is currently finalizing the documents and expects to have the credit facilities in place shortly. The commitment extends two types of credit facilities:

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

      Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unsuccessful in our litigation with the holder of our redeemable preferred stock, we cannot assure you that we will be able to generate funds to enable the Company to pay its financial obligations. In addition, our auditors included in their report on our financial statement for the year ended December 31, 2000 in our Form 10-K, an explanatory paragraph about our ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      "Quantitative and Qualitative Disclosure About Market Risk", on page 24 of the Company's Annual Report on Form 10-K, is incorporated herein by reference. No material changes have occurred from the disclosure in Form 10-K, through the three months ended March 31, 2001.

      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    5B TECHNOLOGIES CORPORATION


Date:  May 21, 2001                 By: /s/ Glenn Nortman
                                       -----------------------------------------
                                       Glenn Nortman, Chief Executive Officer