Form 10-Q
period 2001-06-30
5B TECHNOLOGIES CORP
filed 2001-08-20
CIK 1000179

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                      -----

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                         COMMISSION FILE NUMBER 0-27190


                           5B TECHNOLOGIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                          DELAWARE                                                   11-3529387
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

          100 SUNNYSIDE BOULEVARD, WOODBURY, NEW YORK                                  11797
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

                 NUMBER OF SHARES OUTSTANDING AT JULY 15, 2001:

          2,215,550 SHARES OF COMMON STOCK, PAR VALUE $0.04 PER SHARE.


--------------------------------------------------------------------------------

                           5B TECHNOLOGIES CORPORATION

                    INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                                  JUNE 30, 2001

                                                                                 Page No.
                                                                                 --------
PART I - FINANCIAL INFORMATION

       Item 1 -  Financial Statements

                 Consolidated Balance Sheets
                 June 30, 2001 (unaudited) and December 31, 2000....................1

                 Consolidated Statements of Operations Three Months
                 Ended and Six Months Ended June 30, 2001
                 (unaudited) and 2000 (unaudited)...................................2

                 Consolidated Statements of Cash Flows Three Months
                 Ended and Six Months Ended June 30, 2001
                 (unaudited) and 2000 (unaudited)...................................3

                 Notes to Condensed Consolidated Financial Statements.............4-9

       Item 2 -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................13-21

       Item 3 -  Quantitative and Qualitative Disclosures About
                 Market Risk.......................................................21

PART II - Other Information.....................................................22-24

SIGNATURES.........................................................................25

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.       FINANCIAL STATEMENTS

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                       June 30,           December 31,
                                                                                         2001                 2000
----------------------------------------------------------------------------------------------------------------------
                                   ASSETS                                             (UNAUDITED)          (RESTATED)
Current assets:
   Cash and cash equivalents                                                          $    912,738        $  1,156,436
   Investments available for sale (includes $0 and $298,000 respectively,
      restricted as collateral)                                                              1,472             499,778
   Accounts receivable, net of allowance for doubtful accounts of $146,000                 846,851           1,501,523
   Note receivable for services provided                                                   332,778             427,590
   Other current assets                                                                    229,574              64,385
----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                              2,323,413           3,649,712
----------------------------------------------------------------------------------------------------------------------
   Goodwill & other intangibles, net                                                     1,013,032             939,900
   Net assets of discontinued operations                                                         -           1,247,094
   Other assets                                                                            519,573             509,610
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                    $  3,856,018        $  6,346,316
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                      $  1,222,025        $    850,159
   Accounts payable                                                                        656,897           1,129,308
   Accrued expenses                                                                        227,558             332,273
   Unearned sales revenue                                                                   27,206             174,527
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                          2,133,686           2,486,267
----------------------------------------------------------------------------------------------------------------------
   Notes payable                                                                           358,789              11,928
----------------------------------------------------------------------------------------------------------------------
   Net liabilities of discontinued operations                                               28,717                   -
----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                   2,521,192           2,498,195
----------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK                                                               1,250,000           1,250,000
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, 1,000 shares
      issued and outstanding                                                                     -                   -
   Common stock, $.04 par value, 17,500,000 shares authorized, 2,240,050 and
      2,165,036 shares issued and outstanding, respectively                                 89,602              86,601
   Additional paid-in capital                                                           14,072,573          14,525,450
   Stock subscription receivable                                                                 -            (812,500)
   Accumulated deficit                                                                 (14,026,744)        (11,150,825)
   Treasury stock at cost, 24,500 shares                                                   (50,605)            (50,605)
----------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                             84,826           2,598,121
----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  3,856,018        $  6,346,316
----------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                    UNAUDITED
                                    ---------

                                                                  Three Months   Three Months     Six Months    Six Months
                                                                         Ended          Ended          Ended         Ended
                                                                      June 30,       June 30,       June 30,      June 30,
                                                                          2001           2000           2001          2000
--------------------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
Net sales                                                         $ 1,158,520    $ 7,502,321    $ 2,762,392   $ 9,418,631
Cost of sales                                                         894,630      6,302,303      2,114,909     7,558,286
--------------------------------------------------------------------------------------------------------------------------
       Gross profit                                                   263,890      1,200,018        647,483     1,860,345
--------------------------------------------------------------------------------------------------------------------------
Expenses:
      Selling                                                         277,500        229,485        642,505       423,104
      General and administrative expenses                             694,100        951,883      1,436,579     1,681,906
--------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                 971,600      1,181,368      2,079,084     2,105,010
--------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                        (707,710)        18,650     (1,431,601)     (244,665)
Other income (expense):
      Settlement of lawsuit (note 3)                               (1,170,165)             -     (1,234,956)            -
      Other, net                                                       73,284              -         73,284             -
      Interest expense                                                (18,094)       (32,710)       (42,361)      (67,856)
      Interest income                                                  14,259         19,268         25,992        28,501
--------------------------------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes and
discontinued operations                                            (1,808,426)         5,208     (2,609,642)     (284,020)
State and local taxes                                                     732          5,397         20,538         6,341
--------------------------------------------------------------------------------------------------------------------------
        Loss from continuing operations                            (1,809,158)          (189)    (2,630,180)     (290,361)
Discontinued operations:
     Income (loss) from discontinued operations,  net of income
        taxes of $0 and $80,892 respectively                                -         39,439       (681,193)     (142,246)
        Gain (loss) on disposal of discontinued operations                  -              -        472,957      (856,198)
--------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                 $(1,809,158)   $    39,250    $(2,838,416)  $(1,288,805)
Preferred dividends                                                   (18,750)       (18,750)       (37,500)      (18,750)
--------------------------------------------------------------------------------------------------------------------------
Net (loss) income attributable to common shareholders             $(1,827,908)   $    20,500    $(2,875,916)  $(1,307,555)
--------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                               2,215,565      2,135,500      2,186,784     2,135,500
Diluted                                                             2,215,565      2,135,500      2,186,784     2,135,500

BASIC LOSS PER COMMON SHARE:
         Continuing operations                                    $     (0.83)   $    (0.01)    $    (1.22)   $    (0.14)
--------------------------------------------------------------------------------------------------------------------------
         Discontinued operations                                  $     (0.00)   $     0.02     $    (0.10)   $    (0.47)
--------------------------------------------------------------------------------------------------------------------------
         Net loss per share                                       $     (0.83)   $     0.01     $    (1.32)   $    (0.61)
--------------------------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        FOR THE SIX MONTHS ENDED JUNE 30,
                        ---------------------------------
                                    UNAUDITED
                                    ---------

                                                                                                2001           2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       (UNAUDITED)     (UNAUDITED)
   Net loss                                                                                $ (2,838,416)   $ (1,288,805)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Loss from discontinued operations                                                         681,193          61,353
      (Gain) loss from disposal of discontinued operations                                     (472,957)        856,198
      Bad debt                                                                                        -          10,000
      Depreciation and amortization                                                             138,072         148,676
      Warrants issued in connection with lawsuit settlement                                     250,000               -
      Notes payable issued in connection with lawsuit settlement                                820,000               -
      Issuance of options and warrants for services                                                   -          16,300
      Changes in operating assets and liabilities:
        Accounts receivable                                                                     534,672      (4,780,110)
        Other assets                                                                             15,909         (85,659)
        Accounts payable                                                                       (472,411)      4,748,822
        Accrued expenses                                                                       (289,536)       (310,073)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                             (1,633,474)       (623,298)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS                        1,100,555         314,565
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                          (532,919)       (308,733)
------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                                        -         (13,749)
      Proceeds from sale of investments                                                         498,306               -
      Purchase of equipment                                                                     (11,367)              -
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                  486,939         (13,749)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS                            508,222      12,203,495
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                       995,161      12,189,746
------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of preferred stock                                                       -         874,465
      Proceeds from exercise of stock options by employees and warrants                          50,124               -
      Proceeds from notes payable                                                               444,906         645,768
      Repayment of notes payable                                                               (659,766)     (1,111,546)
------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN)  PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS                (164,736)        408,687
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS                             (541,204)    (11,927,032)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                          (705,940)    (11,518,345)
------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (243,698)        362,668
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,156,436       1,003,752
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $    912,738    $  1,366,420
------------------------------------------------------------------------------------------------------------------------
Supplemental non cash financing information:
------------------------------------------------------------------------------------------------------------------------
Rescission of Stock Subscription receivable in connection with lawsuit settlement          $    812,500               -
------------------------------------------------------------------------------------------------------------------------
Common stock issued to redeem notes payable                                                $     62,500               -
------------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                                                 $      3,599    $      1,694
Cash paid for income taxes for discontinued operations                                     $     16,939    $     70,969
Cash paid for interest                                                                     $     42,361    $     35,147
Cash paid for interest for discontinued operations                                         $     26,268    $    271,136
------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.       General
         -------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of 5B Technologies Corporation and subsidiaries (the "Company") at June 30, 2001 and its results of operations and cash flows for the three and six months ended June 30, 2001 and 2000, respectively, have been included (See Note 2).

         The financial statements for the three and six months ended June 30, 2001 include the results of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

         The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. In addition, our auditors included in their report on our financial statements for the year ended December 31, 2000 in our Form 10-K, an explanatory paragraph about our ability to continue as a going concern.

          Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

2.       Discontinued Operation
         ----------------------

         On May 14, 2001, the Company sold its legal staffing business, which was maintained through a wholly owned subsidiary, Deltaforce Personnel Services, Inc. ("DeltaGroup"), for approximately $1,500,000, plus 50% of revenue in excess of $7.25 million and $7.5 million in the first and second years after closing. Accordingly, DeltaGroup has been presented as a discontinued operation for the six months ended June 30, 2001. The balance sheet as of December 31, 2000 and the statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000, respectively, have been restated to conform to such presentation. The loss on disposal of DeltaGroup includes provisions for estimated losses of approximately $681,000 and a gain on sale, exclusive of contingent consideration, of approximately $473,000, for a total loss of approximately $208,000. The provision for estimated losses of approximately $681,000 is based on management's estimate of future expenses relating to contractual obligations and other expenses related to the staffing business. Net sales for DeltaGroup were approximately $2,631,000 and $3,982,000 for the six months ended June 30, 2001 and 2000, respectively.

         On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc. ("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000, respectively. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000, for a total loss of approximately $856,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. Net sales for Paramount were approximately $284,000 and $2,051,000 for the six months ended June 30, 2001 and 2000, respectively.

         The components of net assets of discontinued operation included in the Company's Consolidated Balance Sheets at June 30, 2001 and December 31, 2000, are as follows:


                                                                             2001              2000
                                                                        -------------      -------------
DELTAFORCE PERSONNEL SERVICES, INC.
Accounts receivable                                                          293,834           932,219
Note receivable                                                              300,000                 -
Other assets                                                                  90,257           122,706
Goodwill and intangibles                                                           -         1,056,772
Accounts payable                                                             (77,562)          (77,758)
Accrued expenses                                                            (317,952)          (89,574)
Notes payable                                                                      -          (750,000)
                                                                        -------------      -------------
                                                                             288,577         1,194,365
                                                                        -------------      -------------
PARAMOUNT OPERATIONS INC.
Accounts receivable                                                           37,434           103,528
Net investment in direct finance and sales-type leases                     3,394,831         3,198,704
Assets held under operating leases, net of accumulated depreciation          194,695           261,737
Other assets                                                                       -           162,000
Accrued expenses                                                            (442,535)         (380,317)
Notes payable                                                                (24,417)          (76,384)
Obligations for financed equipment - non-recourse                         (3,477,302)       (3,216,539)
                                                                        -------------      -------------
                                                                            (317,294)           52,729
                                                                        -------------      -------------
                                                                        $    (28,717)      $ 1,247,094
                                                                        =============      =============

3.       Legal Proceedings
         -----------------

         In August 2000, Robert Klein commenced a lawsuit against the Company and Deltaforce Personnel Services Inc. in the Supreme Court of New York. The Complaint alleged that the Company breached an agreement to timely register Mr. Klein's stock. In July 2001, a settlement was reached and the Company agreed to pay Mr. Klein $875,000 in cash to be paid over a 3-year period (which has a present value of $820,000), and to issue to Mr. Klein a warrant to purchase 400,000 shares of the Company's common stock, which warrant expires in July 2005, and has an exercise price of $0.75 per share (which warrant is valued at $250,000 based on the

Black-Scholes valuation model). Of the cash settlement amount, $500,000 is payable as follows: $150,000 upon execution of the settlement in July 2001, $100,000 on August 1, 2001, $50,000 on September 1, 2001, $100,000 on January 2,
2002 and $100,000 on January 2, 2003; and $375,000 is payable at the rate of $12,500 per month over a period of 30 months commencing on October 1, 2001. In addition, the stock subscription receivable of $812,500 was rescinded in connection with the settlement. Legal fees relating to the lawsuit approximated $165,000 for the six months ended June 30, 2001. $1,170,000 of the cash settlement, the value of the warrant and legal fees in connection with the settlement was expensed during the three month period ended June 30, 2001.

         On January 4, 2001, La Vista Investors, LLC ("La Vista") commenced an action against the Company. The action seeks compensatory and other damages and equitable relief. Among the remedies La Vista has demanded are the redemption of the preferred stock at a redemption price of $1,250,000, and liquidated damages of $100,000 relating to delays in effectuating the registration statement. On February 6, 2001, the Company responded to the Complaint denying liability for the relief sought and pleading certain affirmative defenses. On February 28, 2001, La Vista made a motion to strike the Company's defenses and for summary judgment. In March 2001, the Company made a motion to amend its Answer to, among other things, plead additional affirmative defenses. The Company also opposed La Vista's motion for summary judgment. The motion for summary judgment and the motion to amend the Company's Answer are awaiting decision. The Company believes that it will be successful in opposing the motion for summary judgment, and that the motion to amend its Answer will be granted. The Company believes that it has strong legal defenses and other legal rights and intends to continue to vigorously defend this Action.

         Larry Kagan, a former employee of Delta, was terminated for cause on October 14, 1999. In June 2000, Mr. Kagan commenced an arbitration alleging that Delta breached his employment agreement and that the Company breached a related stock purchase agreement by terminating his employment. Delta and the Company have denied liability, asserted counterclaims of $200,000 (plus $200,000 in punitive damages) against Mr. Kagan and are vigorously defending the arbitration. The arbitration hearing was held over the course of six days in June, July and August 2001. The matter will be submitted to the arbitration panel for decision with the submission of the parties' post-hearing briefs due on August 27, 2001. The Company does not believe that the ultimate outcome of this proceeding will have a material impact on the Company's financial condition.

4.       Lines of Credit
         ---------------

         At June 30, 2001, the Company had two credit lines available with Connecticut Bank of Commerce ("CBC"):

         5B Group Revolving Credit Facility: On May 24, 2001, the Company entered into a revolving credit facility secured by eligible accounts receivable (as defined in the credit facility). The term of the credit facility is two years from the date of closing. Borrowings are limited to 75% of eligible accounts receivable. The rate of interest charged on the facility will be 1 1/2% above the Wall Street prime commercial lending rate. As of June 30, 2001, 5B Group had $621,000 outstanding under this line. As of June 30, 2001, primarily as a consequence of the settlement of the Klein litigation referenced in footnote 3 above, the Company was not in compliance with its minimum tangible net worth requirement. However, on August 16, 2001, the Company obtained a waiver of such non-compliance contained in the amendment to the credit facility in connection with the acquisition of certain assets of Knowledge Strategies Group, Inc. ("KSG") (see footnote 9) and is now in compliance with such covenant.

         Mezzanine Facility: On May 24, 2001, the Company obtained a maximum mezzanine facility of $1,500,000, to be used for future acquisitions and other agreed to purposes. The maximum amount of the mezzanine facility will be limited to the lesser of $1,500,000 and 110% of the total cash, cash equivalents, marketable securities and accounts receivable of the Company less the outstanding amount of the revolving credit facility. Additionally, the mezzanine facility may not be utilized until either (a) the amount of the mezzanine facility to be used is secured by cash collateral acceptable to CBC, or (b) (i) the sale of certain material assets, (ii) 5B has demonstrated a return to profitability, and (iii) a satisfactory settlement of the litigation relating to the redeemable preferred stock. The mezzanine facility will mature within two years, or be rolled into the 5B Group revolving credit facility. The rate of interest charged on the facility will be 2% above the Wall Street prime commercial lending rate. As of June 30, 2001, 5B Group had $0 outstanding under this line, however, in connection with the KSG asset acquisition, CBC has relaxed certain of the above requirements and the Company believes that, subject to CBC's approval, it will be able to use this mezzanine facility for future acquisitions.

         The two credit lines also have a requirement to maintain a minimum of $1,000,000 with CBC at all times. If this requirement is not met there is a fee of 2%, which is based on the shortfall. 5B did not meet this cash requirement and has been charged the aforementioned fee.

5.       Redeemable Preferred Stock
         --------------------------

         On April 17, 2000, the Company received an equity investment of $874,465 ($1,000,000 less transaction costs of $125,535) from La Vista Investors, LLC, a fund managed by WEC Asset Management LLC, a New
York-based investment company.

         In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock (which was deemed to have an immaterial value), subject to certain anti-dilution adjustments. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the three lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. On the commitment date, the conversion price exceeded the market price of the Company's common stock. In August 2000, the Company and the holders of the Company's Series A Preferred Stock agreed to exchange the Series A Preferred

Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.

         In addition to the right of the selling stockholder to voluntarily convert its Series B Preferred Stock into shares of our common stock, all unconverted shares of the Series B Preferred Stock will automatically convert into shares of common stock, at the then-applicable conversion formula, on April 17, 2003.

REDEMPTION RIGHTS OF REDEEMABLE PREFERRED STOCK

         The Company may be obligated to redeem the Series B Preferred Stock if:
(1) the number of shares issued upon conversion of the Series B Preferred Stock were to exceed 19.9% of our outstanding common stock, or (2) we fail to conclude certain required actions or if certain enumerated events (as described below) were to occur.

         The Company will be required to redeem the outstanding Series B Preferred Stock at a price equal to 125% of the Liquidation Preference (as defined in the Certificate of Designations) if any of the following events (among others) were to happen: (i) the registration statement registering the shares of common stock into which the Series B Preferred Stock is convertible is not effective by September 27, 2000, (ii) the Company breaches the terms of the Series B Preferred Stock and does not cure such breach within 10 days of notice to us of such breach, (iii) the Company becomes bankrupt by court order or if we voluntarily institute bankruptcy proceedings or if other similar events occur
(iv) the Company defaults under any of our material contracts in our businesses or lose a final judgment, where the default or judgment is in excess of $250,000, or (v) there is a Change of Control (as defined in the Certificate of Designations).

         Additionally, if the number of shares of common stock issued upon conversion of the Series B Preferred Stock exceeds 19.9% of our outstanding common stock, we must take, at our option, one of two actions: (i) redeem all of the remaining shares of Series B Preferred Stock at a price equal to 120% of the Liquidation Preference or (ii) call a special meeting of the Company's stockholders to approve of the issuance of the common stock and use the Company's best efforts to obtain such approval.

         The Company's ability to elect the first alternative (i.e., redeem at 120% of the Liquidation Preference) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At June 30, 2001, the Series B Preferred Stock was convertible into 1,262,626 shares of Common Stock, which exceeded the 19.9% limitation.

         On September 28, 2000, the Company received notification from La Vista demanding redemption of the outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement declared effective by September 27, 2000. Although the Company filed a registration statement relating to the Series B Preferred Stock, which was declared effective on February 16, 2001, La Vista instituted a lawsuit against the Company on January 4, 2001. The action seeks compensatory and other damages and equitable relief. Among the remedies La Vista has demanded are the redemption of the preferred stock at a redemption price of $1,250,000, and liquidated damages of $100,000 relating to delays in effectuating the registration statement. On February 6, 2001, the Company responded to the Complaint denying liability for the relief sought and pleading certain affirmative defenses. On February 28, 2001, La Vista made a motion to strike the Company's defenses and for summary judgment. In March 2001, the Company made a motion to amend its Answer to, among other things, plead additional affirmative defenses. The Company also opposed La Vista's motion for summary judgment. The motion for summary judgment and the motion to amend the Company's Answer are awaiting decision. The Company believes that it will be successful in opposing the motion for summary judgment, and that the motion to amend its Answer will be granted. The Company believes that it has strong legal defenses and other legal rights and intends to continue to vigorously defend this Action.

6.       Net Loss Per Common Share
         -------------------------

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

         Options to purchase approximately 69,500 shares of common stock at exercise prices ranging from $1.01 to $1.84 per share and warrants to purchase approximately 50,000 shares of common stock at $0.91 per share were outstanding during the six months ended June 30, 2001. Options to purchase approximately 538,550 shares of common stock at exercise prices ranging from $0.44 to $13.25 per share and warrants to purchase approximately 110,000 shares of common stock at prices ranging from $0.85 to $2.34 per share were outstanding during a portion of 2000. These options and warrants expire through 2010 and 2004, respectively.

         The options and warrants were not included in the computation of diluted earnings per share because they were anti-dilutive in their respective periods.

7.       Segment Information
         -------------------

         The Company's results of operations are reviewed and managed through two segments (i) corporate overhead ("5B") and (ii) Internet, e-commerce and systems integration ("5B Group"). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies, which can be found on pages F-7 through F-11 of the Company's Annual Report on Form 10-K (for the year ended December 31, 2000). The following represents selected financial information for the Company's segments for the three and six months ended June 30, 2001 and 2000:

                                      5B           5B Group           Total
--------------------------------------------------------------------------------
Three months ended
June 30, 2001
--------------------------------------------------------------------------------
Revenues                         $         -      $1,158,520      $ 1,158,520
Cost of sales                              -         894,630          894,630
Selling                               17,627         259,873          277,500
General and Administrative           101,915         592,185          694,100
Interest expense                       5,467          12,627           18,094
Pre-tax loss                      (1,327,901)       (480,525)      (1,808,426)
Assets                              $795,968      $3,060,050       $3,856,018

Three months ended
June 30, 2000
--------------------------------------------------------------------------------
Revenues                         $         -      $7,502,321      $ 7,502,321
Cost of sales                              -       6,302,303        6,302,303
Selling                               33,942         195,543          229,485
General and Administrative           314,980         636,903          951,883
Interest expense                       9,077          23,633           32,710
Pre-tax (loss) income               (338,728)        343,936            5,208
Assets                           $ 4,390,150      $8,483,291      $12,873,441
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Six months ended
June 30, 2001
--------------------------------------------------------------------------------
Revenues                         $         -      $2,762,392      $ 2,762,392
Cost of sales                              -       2,114,909        2,114,909
Selling                               67,163         575,342          642,505
General and Administrative           181,138       1,255,441        1,436,579
Interest expense                      14,109          28,252           42,361
Pre-tax loss                      (1,511,391)     (1,098,251)      (2,609,642)
Assets                           $   795,968      $3,060,050      $ 3,856,018

Six months ended
June 30, 2000
--------------------------------------------------------------------------------
Revenues                         $         -      $9,418,631      $ 9,418,631
Cost of sales                              -       7,558,286        7,558,286
Selling                               48,217         374,887          423,104
General and Administrative           585,128       1,096,778        1,681,906
Interest expense                      21,089          46,767           67,856
Pre-tax (loss) income               (625,933)        341,913         (284,020)
Assets                           $ 4,390,150      $8,483,291      $12,873,441
--------------------------------------------------------------------------------

8.       Recent Accounting Pronouncements
         --------------------------------

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying of amount of goodwill is $502,000 and other intangible assets is $511,000. Amortization expense during the six-month period ended June 30, 2001 was $103,000. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations

9.       Subsequent Events
         -----------------
         On July 6, 2001, the Company received a correspondence from the NASDAQ Stock Market in connection with a determination by NASDAQ that the Company did not meet the net tangible assets and proposed shareholders equity maintenance criteria for continued listing as set forth in Marketplace Rule 4310(c)(2)(B) and the proposed amendment to Marketplace Rule 4310(c)(2)(B)(i), respectively. Although NASDAQ had determined to delist the Company's securities on July 16, 2001, the Company requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the delisting determination, which will stay such delisting pending the outcome of the hearing. The Company has been notified that the hearing date has been scheduled for August 23, 2001. Although the Company believes that the acquisitions discussed below will result in compliance with the NASDAQ Marketplace Rules, there can be no assurance that the Company will be able to convince the hearing panel that it will be able to maintain compliance with such maintenance criteria in the future or that the hearing panel will render a favorable decision.

         On July 30, 2001, The Company executed a definitive agreement to acquire certain assets of Knowledge Strategies Group, Inc. ("KSG"), a privately held New York City based e-commerce web site development and hosting company. On August 16, 2001, the Company acquired the operating assets of KSG in exchange for 150,000 shares of the Company's common stock and the assumption by the Company of certain indebtedness of KSG, including KSG's indebtedness to CBC. The Company issued to CBC 140,193 shares of common stock and shares of the Company's Series C, Series D and Series E Convertible Preferred Stock (the "CBC Preferred Stock") in satisfaction of the Company's obligations with respect to such CBC indebtedness. The CBC Preferred Stock is convertible into an aggregate of 648,486 shares of the Company's common stock; provided, however, that to the extent such CBC Preferred Stock will be converted into shares of common stock that exceeds 19.9% of the Company's outstanding common stock (calculated as of the date of issuance of the CBC Preferred Stock), the Company must first obtain the approval of the Company's stockholders prior to such issuance. The Company has undertaken to obtain such stockholder approval at the annual meeting of stockholders scheduled for 2002. Additionally, the Company has granted certain registration rights with respect to the shares of common stock issuable upon conversion of the CBC Preferred Stock and has undertaken to register the 140,193 shares of common stock issued to CBC within 120 business days of the date of issuance. The terms of the CBC Preferred Stock also contains certain anti-dilution protections, including with respect to issuances of securities by the Company below the market price per share. In connection with the KSG transaction, CBC has amended its credit arrangement with the Company making such arrangement with respect to the mezzanine facility less restrictive.

         On August 17, 2001, the Company executed a non-binding Term Sheet with Galt Corporation ("Galt"), a private company engaged in the business of application development and the integration of information technology solutions. The Company intends to acquire Galt pursuant to a merger of a wholly-owned subsidiary of the Company with and into Galt whereby Galt will become a wholly-owned subsidiary of the Company. The Company intends to exchange 300,000 shares of its common stock, shares of Series F Convertible Preferred Stock and warrants to purchase 300,000 shares of common stock for all of the issued and outstanding capital stock of Galt. The Series F Preferred Stock will be convertible into an aggregate of 300,000 shares of the Company's common stock (subject to a prohibition on the issuance of shares in excess of 19.9% of the outstanding common stock of the Company (calculated as of the date of issuance of the Series F Preferred Stock) without first obtaining stockholder approval, which the Company will undertake to obtain at the 2002 annual meeting of stockholders). The warrants are expected to have an exercise price of $1.00 per share and expire five years from the date of issuance. The consummation of this transaction is subject to certain conditions, including the negotiation and execution of definitive legal documentation. The Company anticipates completing this transaction by the end of September 2001. Galt Corporation, located in Melville, New York, had revenue of $3.3 million for the twelve month period ending June 30, 2001. Upon consummation of the merger transaction, it is anticipated that the operations of Galt will be integrated into the Company's offices in Woodbury, New York, thereby increasing the operating efficiencies of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

RECENT DEVELOPMENTS

         The second quarter of 2001 has represented a difficult time for the technology industry. Many technology companies have closed their doors while the remaining companies are competing for clients at all levels. 5B Technologies Corporation has not escaped this industry downturn, but is aggressively trying to maintain its clients and market share as well as grow its core business. While the three months ended June 30, 2001 resulted in a loss of $1,809,000 from continuing operations, it should be noted that $1,170,165 of such loss was related to the settlement of a lawsuit. In August 2000, Robert Klein commenced a lawsuit against the Company and Deltaforce Personnel Services Inc. in the Supreme Court of New York. The Complaint alleged that the Company breached an agreement to timely register Mr. Klein's stock. In July 2001, a settlement was reached and the Company agreed to pay Mr. Klein $875,000 in cash to be paid over a 3-year period (which has a present value of $820,000), and to issue to Mr. Klein a warrant to purchase 400,000 shares of the Company's common stock, which warrant expires in July 2005, and has an exercise price of $0.75 per share (which warrant is valued at $250,000 based on the Black-Scholes valuation model). Of the cash settlement amount, $500,000 is payable as follows: $150,000 upon execution of the settlement in July 2001, $100,000 on August 1, 2001, $50,000 on September 1, 2001, $100,000 on January 2, 2002 and $100,000 on
January 2, 2003; and $375,000 is payable at the rate of $12,500 per month over a period of 30 months commencing on October 1, 2001. In addition, the stock subscription receivable of $812,500 was rescinded in connection with the settlement. Legal fees relating to the lawsuit approximated $165,000 for the six months ended June 30, 2001. $1,170,000 of the cash settlement, the value of the warrant and legal fees in connection with the settlement was expensed during the three month period ended June 30, 2001.

         On May 14, 2001, the Company sold its legal staffing business, which was maintained through a wholly owned subsidiary, Deltaforce Personnel Services, Inc. ("DeltaGroup"), for approximately $1,500,000, plus 50% of revenue in excess of $7.25 million and $7.5 million in the first and second years after closing. Accordingly, DeltaGroup has been presented as a discontinued operation for the six months ended June 30, 2001. The balance sheet as of December 31, 2000 and the statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000, respectively, have been restated to conform to such presentation. The loss on disposal of DeltaGroup includes provisions for estimated losses of approximately $681,000 and a gain on sale, exclusive of contingent consideration, of approximately $473,000, for a total loss of approximately $208,000. The provision for estimated losses of approximately $681,000 is based on management's estimate of future expenses relating to contractual obligations and other expenses related to the staffing business. Net sales for DeltaGroup were approximately $2,631,000 and $3,982,000 for the six months ended June 30, 2001 and 2000, respectively.

         On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc. ("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000, respectively. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000, for a total loss of approximately $856,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. Net sales for Paramount were approximately $284,000 and $2,051,000 for the six months ended June 30, 2001 and 2000, respectively.

         On July 6, 2001, the Company received a correspondence from the NASDAQ Stock Market in connection with a determination by NASDAQ that the Company did not meet the net tangible assets and proposed shareholders equity maintenance criteria for continued listing as set forth in Marketplace Rule 4310(c)(2)(B) and the proposed amendment to Marketplace Rule 4310(c)(2)(B)(i), respectively. Although NASDAQ had determined to delist the Company's securities on July 16, 2001, the Company requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the delisting determination, which will stay such delisting pending the outcome of the hearing. The Company has been notified that the hearing date has been scheduled for August 23, 2001. Although the Company believes that the acquisitions discussed below will result in compliance with the NASDAQ Marketplace Rules, there can be no assurance that the Company will be able to convince the hearing panel that it will be able to maintain compliance with such maintenance criteria in the future or that the hearing panel will render a favorable decision.

         While the recent developments of the Klein lawsuit and the potential NASDAQ delisting are negative matters, the Company is moving forward to expand its operations in a tight market. On July 30, 2001, the Company executed a definitive agreement to acquire certain assets of Knowledge Strategies Group ("KSG"), a privately held New York City based e-commerce web site development and hosting company. Founded in 1995, Knowledge Strategies Group focuses on delivering innovative business solutions that leverage KSG's proprietary technology and design expertise. With a strong retail focus (which is a market that the Company is currently not competing in), KSG builds e-commerce enabled websites, business-to-business networks and intranets for the most respected names in the retail marketplace. KSG has developed a formidable roster of clients that transform and guide the digital marketplace, including Bloomingdale's, Ermenegildo Zegna, Ghurka, Arrow Shirts, Telebeam and Gold Toe Socks.

         In March 2000, KSG acquired Eosk.com, the leader in e-commerce enabled kiosks, furthering the development of complete Omnitailing solutions. By utilizing multiple channels including stores, Web sites, kiosks, handheld computers and wireless devices, Omnitailing allows businesses to connect to consumers in more ways than have ever before been possible.

         On August 16, 2001, the Company acquired the operating assets of KSG in exchange for 150,000 shares of the Company's common stock and the assumption by the Company of certain indebtedness of KSG, including KSG's indebtedness to CBC. The Company issued to CBC 140,193 shares of common stock and shares of the Company's Series C, Series D and Series E Convertible Preferred Stock (the "CBC Preferred Stock") in satisfaction of the Company's obligations with respect to such CBC indebtedness. The CBC Preferred Stock is convertible into an aggregate of 648,486 shares of the Company's common stock; provided, however, that to the extent such CBC Preferred Stock will be converted into shares of common stock that exceeds 19.9% of the Company's outstanding common stock (calculated as of the date of issuance of the CBC Preferred Stock), the Company must first obtain the approval of the Company's stockholders prior to such issuance. The Company has undertaken to obtain such stockholder approval at the annual meeting of stockholders scheduled for 2002. Additionally, the Company has granted certain registration rights with respect to the shares of common stock issuable upon conversion of the CBC Preferred Stock and has undertaken to register the 140,193 shares of common stock issued to CBC within 120 business days of the date of issuance. The terms of the CBC Preferred Stock also contains certain anti-dilution protections, including with respect to issuances of securities by the Company below the market price per share. In connection with the KSG transaction, CBC has amended its credit arrangement with the Company making such arrangement with respect to the mezzanine facility less restrictive.

         On August 17, 2001, the Company executed a non-binding Term Sheet with Galt Corporation ("Galt"), a private company engaged in the business of application development and the integration of information technology solutions. The Company intends to acquire Galt pursuant to a merger of a wholly-owned subsidiary of the Company with and into Galt whereby Galt will become a wholly-owned subsidiary of the Company. The Company intends to exchange 300,000 shares of its common stock, shares of Series F Convertible Preferred Stock and warrants to purchase 300,000 shares of common stock for all of the issued and outstanding capital stock of Galt. The Series F Preferred Stock will be convertible into an aggregate of 300,000 shares of the Company's common stock (subject to a prohibition on the issuance of shares in excess of 19.9% of the outstanding common stock of the Company (calculated as of the date of issuance of the Series F Preferred Stock) without first obtaining stockholder approval, which the Company will undertake to obtain at the 2002 annual meeting of stockholders). The warrants are expected to have an exercise price of $1.00 per share and expire five years from the date of issuance. The consummation of this transaction is subject to certain conditions, including the negotiation and execution of definitive legal documentation. The Company anticipates completing this transaction by the end of September 2001. Galt Corporation, located in Melville, New York, had revenue of $3.3 million for the twelve month period ending June 30, 2001. Upon consummation of the merger transaction, it is anticipated that the operations of Galt will be integrated into the Company's offices in Woodbury, New York, thereby increasing the operating efficiencies of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         For the three months ended June 30, 2001, the Company recorded sales revenue of $1.2 million; a $6.3 million decrease from the $7.5 million recorded during the three months ended June 30, 2000. $5.0 million of the $6.3 million dollar decrease related to a one-time sale of hardware/software associated with an internet infrastructure database build out in the fiscal 2000 period which was not replaced in the fiscal 2001 period. The remaining decrease in sales at 5B Group is a result of the timing of new projects being authorized, which the Company believes is due to the economy.

         Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the three months ended June 30, 2001, the Company recorded cost of sales of $895,000; a decrease of $5.4 million compared to the $6.3 million recorded for the three months ended June 30, 2000. The reason for this decrease is a decrease in sales as set forth above and implementation of cost reduction plans.

         Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the three months ended June 30, 2001 was $278,000, a 21% increase over the $229,000 recorded in the comparable prior period. 5B Group reported selling expenses of $260,000, or 20% of revenue, for the three months ended June 30, 2001 compared to $196,000, or 3% of revenue for the three months ended June 30, 2000. The increase in selling expenses for 5B Group is predominantly due to a restructuring of the sales force and addition of salespeople.

         General and administrative expenses totaled $694,000, or 60% of revenue, for the three months ended June 30, 2001, representing a decrease of $258,000 compared to the $952,000, or 13% of revenue, recorded during the three months ended June 30, 2000. 5B Group reported general and administrative expenses of $592,000, or 46% of revenue, for the three months ended June 30, 2001 compared to $637,000, or 8% of revenue, for the three months ended June 30, 2000. The decrease is attributable to implementation of the Company's cost reduction plans. 5B reported general and administrative expenses of $102,000 for the three months ended June 30, 2001 compared to $315,000 for the three months ended June 30, 2000. The decrease is attributable to implementation of the Company's cost reduction plans.

         Net loss from continuing operations was $1.8 million for the three months ended June 30, 2001, which included $1,170,165 in settlement of the Klein lawsuit discussed above, which is included in Other income (expense).

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         For the six months ended June 30, 2001, the Company recorded sales revenue of $2.8 million; a $6.6 million decrease from the $9.4 million recorded during the six months ended June 30, 2000. $5.0 million, of the $6.3 million decrease related to a one-time sale of hardware/software sales associated with an internet infrastructure database build out in the fiscal 2000 period which was not replaced in the fiscal 2001 period. The remaining decrease in sales at 5B Group is a result of the timing of new projects being authorized, which the Company believes is due to the economy.

         For the six months ended June 30, 2001, the Company recorded cost of sales of $2.1 million; a decrease of $5.5 million compared to the $7.6 million recorded for the six months ended June 30, 2000, primarily as a result of a decrease in sales and implementation of cost reduction plans.

          Selling expense for the six months ended June 30, 2001 was $643,000, a 52% increase over the $423,000 recorded in the comparable prior period. 5B Group reported selling expenses of $575,000, or 20% of revenue, for the six months ended June 30, 2001 compared to $375,000, or 4% of revenue, for the six months ended June 30, 2000. The increase in selling expenses for 5B Group is due primarily to the addition of more salespeople.

         General and administrative expenses totaled $1.4 million, or 52% of revenue, for the six months ended June 30, 2001, representing a decrease of $300,000 compared to the $1.7 million, or 18% of revenue, recorded during the six months ended June 30, 2000. 5B Group reported general and administrative expenses of $1.3 million, or 44% of revenue, for the six months ended June 30, 2001 compared to $1.1 million, or 12% of revenue, for the six months ended June 30, 2000. The decrease is attributable to implementation of the Company's cost reduction plans. 5B reported general and administrative expenses of $181,000 for the six months ended June 30, 2001 compared to $585,000 for the six months ended June 30, 2000. The decrease is attributable to implementation of the Company's cost reduction plans.

         Net loss from continuing operations was $2.6 million for the six months ended June 30, 2001, which included $1,234,956 in settlement of the Klein lawsuit discussed above, which is included in Other income (expense).

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had $914,000 in cash and cash equivalents and investments available for sale. Substantially this entire amount was invested in interest-bearing savings accounts, money market accounts established by major commercial banks or in United States Government, other AA rated obligations and mutual funds. Primarily as a result of the continued investment in 5B Group, the acquisitions it made in prior years and new financings, the Company experienced a decrease in net cash and investments available for sale during the six months ended June 30, 2001 of $742,004 and an increase of $284,952 for the three months ended June 30, 2001.

         The Company continues to use its cash balances to fund its operations. In order to expand its operations, which the Company is aggressively seeking to accomplish, the Company will need to utilize its cash balances to promote internal growth and fund potential future acquisitions. However, unless the Company is able in the future to raise significant additional financing, the Company will be limited to its current cash balances for funding such internal growth and add-on acquisitions. There can be no assurance that the Company will be able to raise any such financing or on terms that are acceptable to the Company. Further, the Company's cash funds for acquisitions might be limited to the extent that the Company's current operations or the operations of any future acquisitions require the funding of losses or the incurrence of significant capital expenditure.

         At June 30, 2001, the Company had two credit lines available with Connecticut Bank of Commerce ("CBC"):

         5B Group Revolving Credit Facility: On May 24, 2001, the Company entered into a revolving credit facility secured by eligible accounts receivable (as defined in the credit facility). The term of the credit facility is two years from the date of closing. Borrowings are limited to 75% of eligible accounts receivable. The rate of interest charged on the facility will be 1 1/2% above the Wall Street prime commercial lending rate. As of June 30, 2001, 5B Group had $621,000 outstanding under this line. As of June 30, 2001, primarily as a consequence of the settlement of the Klein litigation referenced above, the Company was not in compliance with its minimum tangible net worth requirement. However, on August 16, 2001, the Company obtained a waiver of such non-compliance contained in the amendment to the credit facility in connection with the KSG transaction and is now in compliance with such covenant.

         Mezzanine Facility: On May 24, 2001, the Company obtained a maximum mezzanine facility of $1,500,000, to be used for future acquisitions and other agreed to purposes. The maximum amount of the mezzanine facility will be limited to the lesser of $1,500,000 and 110% of the total cash, cash equivalents, marketable securities and accounts receivable of the Company less the outstanding amount of the revolving credit facility. Additionally, the mezzanine facility may not be utilized until either (a) the amount of the mezzanine facility to be used is secured by cash collateral acceptable to CBC, or (b) (i) the sale of certain material assets, (ii) 5B has demonstrated a return to profitability, and (iii) a satisfactory settlement of the litigation relating to the redeemable preferred stock. The mezzanine facility will mature within two years, or be rolled into the 5B Group revolving credit facility. The rate of interest charged on the facility will be 2% above the Wall Street prime commercial lending rate. As of June 30, 2001, 5B Group had $0 outstanding under this line, however, in connection with the KSG asset acquisition, CBC has relaxed certain of the above requirements and the Company believes that, subject to CBC's approval, it will be able to use this mezzanine facility for future acquisitions.

         The two credit lines also have a requirement to maintain a minimum of $1,000,000 with CBC at all times. If this requirement is not met there is a fee of 2%, which is based on the shortfall. 5B did not meet this cash requirement and has been charged the aforementioned fee.

         On April 17, 2000, the Company received an equity investment of $874,465 ($1,000,000 less transaction costs of $125,535) from La Vista Investors, LLC ("La Vista"), a fund managed by WEC Asset Management LLC, a New York-based investment company.

         In connection with its investment, La Vista received (i) 1,000 shares of the Company's Series A 6% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), and (ii) a warrant convertible into 100,000 shares of the Company's Common Stock at an exercise price of $10.00 per share of Common Stock (which was deemed to have an immaterial value), subject to certain anti-dilution adjustments. Each share of Series A Preferred Stock is convertible into such number of shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends, by the lower of (i) nine dollars ($9.00) or (ii) 80% of the average of the three lowest Closing Bid Prices (as defined in the Certificate of Designations of the Series A Preferred Stock) of the Company's Common Stock during the thirty (30) trading days immediately preceding the date of notice from a holder of the Series A Preferred Stock of any such conversion. In August 2000, the Company and the holders of the Company's Series A Preferred Stock agreed to exchange the Series A Preferred Stock for the Series B Preferred Stock on a one-for-one basis. The terms of the Series A Preferred Stock were identical to those of the Series B Preferred except that the holders of the Series A Preferred Stock had the right to vote together with the holders of Common Stock as a single class.

         In addition to the right of the selling stockholder to voluntarily convert its Series B Preferred Stock into shares of our common stock, all unconverted shares of the Series B Preferred Stock will automatically convert into shares of common stock, at the then-applicable conversion formula, on April 17, 2003.

REDEMPTION RIGHTS OF REDEEMABLE PREFERRED STOCK

         The Company may be obligated to redeem the Series B Preferred Stock if:
(1) the number of shares issued upon conversion of the Series B Preferred Stock were to exceed 19.9% of our outstanding common stock, or (2) we fail to conclude certain required actions or if certain enumerated events (as described below) were to occur.

         The Company will be required to redeem the outstanding Series B Preferred Stock at a price equal to 125% of the Liquidation Preference (as defined in the Certificate of Designations) if any of the following events (among others) were to happen: (i) the registration statement registering the shares of common stock into which the Series B Preferred Stock is convertible is not effective by September 27, 2000, (ii) the Company breaches the terms of the Series B Preferred Stock and does not cure such breach within 10 days of notice to us of such breach, (iii) the Company becomes bankrupt by court order or if we voluntarily institute bankruptcy proceedings or if other similar events occur
(iv) the Company defaults under any of our material contracts in our businesses or lose a final judgment, where the default or judgment is in excess of $250,000, or (v) there is a Change of Control (as defined in the Certificate of Designations).

         Additionally, if the number of shares of common stock issued upon conversion of the Series B Preferred Stock exceeds 19.9% of our outstanding common stock, we must take, at our option, one of two actions: (i) redeem all of the remaining shares of Series B Preferred Stock at a price equal to 120% of the Liquidation Preference or (ii) call a special meeting of the Company's stockholders to approve of the issuance of the common stock and use the Company's best efforts to obtain such approval.

         The Company's ability to elect the first alternative (i.e., redeem at 120% of the Liquidation Preference) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At June 30, 2001, the Series B Preferred Stock was convertible into 1,262,626 shares of Common Stock, which exceeded the 19.9% limitation.

         On September 28, 2000, the Company received notification from La Vista demanding redemption of the outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement declared effective by September 27, 2000. Although the Company filed a registration statement relating to the Series B Preferred Stock, which was declared effective on February 16, 2001, La Vista instituted a lawsuit against the Company on January 4, 2001. The action seeks compensatory and other damages and equitable relief. Among the remedies La Vista has demanded are the redemption of the preferred stock at a redemption price of $1,250,000, and liquidated damages of $100,000 relating to delays in effectuating the registration statement. on February 6, 2001, the Company responded to the Complaint denying liability for the relief sought and pleading certain affirmative defenses. On February 28, 2001, La Vista made a motion to strike the Company's defenses and for summary judgment. In March 2001, the Company made a motion to amend its Answer to, among other things, plead additional affirmative defenses. The Company also opposed La Vista's motion for summary judgment. The motion for summary judgment and the motion to amend the Company's Answer are awaiting decision. The Company believes that it will be successful in opposing the motion for summary judgment, and that the motion to amend its Answer will be granted. The Company believes that it has strong legal defenses and other legal rights and intends to continue to vigorously defend this Action.

         Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unsuccessful in our litigation with the holder of our redeemable preferred stock, we cannot assure you that we will be able to generate funds to enable the Company to pay its financial obligations. In addition, our auditors included in their report on our financial statements for the year ended December 31, 2000 an explanatory paragraph about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying of amount of goodwill is $502,000 and other intangible assets is $511,000. Amortization expense during the six-month period ended June 30, 2001 was $103,000. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosure About Market Risk", on page 24 of the Company's Annual Report on Form 10-K, is incorporated herein by reference. No material changes have occurred from the disclosure in Form 10-K, through the three and six months ended June 30, 2001.

                           PART II: OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS

         In August 2000, Robert Klein commenced a lawsuit against the Company and Deltaforce Personnel Services Inc. in the Supreme Court of New York. The Complaint alleged that the Company breached an agreement to timely register Mr. Klein's stock. In July 2001, a settlement was reached and the Company agreed to pay Mr. Klein $875,000 in cash to be paid over a 3-year period (which has a present value of $820,000), and to issue to Mr. Klein a warrant to purchase 400,000 shares of the Company's common stock, which warrant expires in July 2005, and has an exercise price of $0.75 per share (which warrant is valued at $250,000 based on the Black-Scholes valuation model). Of the cash settlement amount, $500,000 is payable as follows: $150,000 upon execution of the settlement in July 2001, $100,000 on August 1, 2001, $50,000 on September 1, 2001, $100,000 on January 2, 2002 and $100,000 on January 2, 2003; and $375,000
is payable at the rate of $12,500 per month over a period of 30 months commencing on October 1, 2001. In addition, the stock subscription receivable of $812,500 was rescinded in connection with the settlement. Legal fees relating to the lawsuit approximated $165,000 for the six months ended June 30, 2001.

         On September 28, 2000, the Company received notification from La Vista demanding redemption of the outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement declared effective by September 27, 2000. Although the Company filed a registration statement relating to the Series B Preferred Stock, which was declared effective on February 16, 2001, La Vista instituted a lawsuit against the Company on January 4, 2001. The action seeks compensatory and other damages and equitable relief. Among the remedies La Vista has demanded are the redemption of the preferred stock at a redemption price of $1,250,000, and liquidated damages of $100,000 relating to delays in effectuating the registration statement. On February 6, 2001, the Company responded to the Complaint denying liability for the relief sought and pleading certain affirmative defenses. On February 28, 2001, La Vista made a motion to strike the Company's defenses and for summary judgment. In March 2001, the Company made a motion to amend its Answer to, among other things, plead additional affirmative defenses. The Company also opposed La Vista's motion for summary judgment. The motion for summary judgment and the motion to amend the Company's Answer are awaiting decision. The Company believes that it will be successful in opposing the motion for summary judgment, and that the motion to amend its Answer will be granted. The Company believes that it has strong legal defenses and other legal rights and intends to continue to vigorously defend this Action.

         Larry Kagan, a former employee of Delta, was terminated for cause on October 14, 1999. In June 2000, Mr. Kagan commenced an arbitration alleging that Delta breached his employment agreement and that the Company breached a related stock purchase agreement by terminating his employment. Delta and the Company have denied liability, asserted counterclaims of $200,000 (plus $200,000 in punitive damages) against Mr. Kagan and are vigorously defending the arbitration. The arbitration hearing was held over the course of six days in June, July and August 2001. The matter will be submitted to the arbitration panel for decision with the submission of the parties' post-hearing briefs due on August 27, 2001. The Company does not believe that the ultimate outcome of this proceeding will have a material impact on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The information contained in Footnote 9- Subsequent Events, set forth in Notes to Unaudited Consolidated Financial Statements herein, is hereby incorporated by reference into this Item 2. The securities described in such Footnote 9 were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for sales of securities by an issuer not involving a public offering.

ITEM 6.  XHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS:

               3.5     -     Certificate of Designations of Series C, Series D
                             and Series E 6% Convertible Preferred Stock of 5B
                             Technologies Corporation.

               10.19   -     Asset Purchase Agreement dated as of July 30, 2001,
                             by and among the Company, Knowledge Acquisition
                             Corporation, Knowledge Strategies Group, Inc.,
                             Cynthia Hollen, Douglas Carlson and Michael
                             Thompson.

               10.20   -     Amendment No. 1 to Asset Purchase Agreement, dated
                             as of August 16, 2001, by and among the Company, Knowledge Acquisition Corporation, Knowledge
                             Strategies Group, Inc., Cynthia Hollen, Douglas
                             Carlson and Michael Thompson.

               10.21   -     First Amendment to Credit Agreement, dated as of
                             August 16, 2001, between 5B Technologies Group,
                             Inc. and Connecticut Bank of Commerce.

               10.22   -     Security Agreement, dated as of August 16, 2001,
                             between Knowledge Acquisition Corporation and
                             Connecticut Bank of Commerce.

               10.23   -     Amended and Restated Registration Rights Agreement,
                             dated as of August 16, 2001, between the Company and Connecticut Bank of Commerce.

         (B)   REPORTS ON FORM 8-K:

         The Company filed the following Current Reports on Form 8-K during the three month period ended June 30, 2001:

         (i)      Current Report on Form 8-K dated May 16, 2001 reporting under
Item 5. the sale of the Company's DeltaForce Personnel Services business; and

         (ii)     Current Report on Form 8-K dated May 29, 2001 reporting under
Item 2. the sale of the Company's DeltaForce Personnel Services business.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       5B TECHNOLOGIES CORPORATION


Date:  August 17, 2001                 By:         /s/ Glenn Nortman
                                          --------------------------------------
                                          Glenn Nortman, Chief Executive Officer



                                       By:       /s/ Anthony Fernandez
                                          --------------------------------------
                                          Anthony Fernandez, Principal Financial
                                          Officer