Form 10-Q
period 2001-09-30
5B TECHNOLOGIES CORP
filed 2001-11-19
CIK 1000179

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                NUMBER OF SHARES OUTSTANDING AT NOVEMBER 7, 2001:

          2,813,350 SHARES OF COMMON STOCK, PAR VALUE $0.04 PER SHARE.

================================================================================

                           5B TECHNOLOGIES CORPORATION

                    INDEX TO FORM 10-Q FOR THE QUARTER ENDED

                               SEPTEMBER 30, 2001


                                                                                                           PAGE NO.
PART I - FINANCIAL INFORMATION

       Item 1 -  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2001 (unaudited) and December 31, 2000.........................................1

                  Consolidated Statements of Operations Three Months Ended and
                  Nine Months Ended September 30, 2001 (unaudited) and 2000
                  (unaudited)..................................................................................2

                  Consolidated Statements of Cash Flows Three Months Ended and
                  Nine Months Ended September 30, 2001 (unaudited) and 2000
                  (unaudited)..................................................................................3

                  Notes to Condensed Consolidated Financial Statements......................................4-14

       Item 2 -  Management's Discussion and Analysis of Financial Condition

                 and Results of Operations.................................................................15-23

       Item 3 -  Quantitative and Qualitative Disclosures About Market Risk...................................23

PART II - Other Information................................................................................24-25

SIGNATURES....................................................................................................26

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,     December 31,
                                                                                              2001              2000
------------------------------------------------------------------------------------------------------------------------
                                       ASSETS                                               (UNAUDITED)      (RESTATED)
Current assets:
   Cash and cash equivalents                                                              $    197,798      $  1,156,436
   Investments available for sale (includes $0 and $298,000 respectively,
      restricted as collateral)                                                                     --           499,778
   Accounts receivable, net of allowance for doubtful accounts of $146,000                   1,767,704         1,501,523
   Note receivable for services provided                                                       287,778           427,590
   Other current assets                                                                        504,337            64,385
------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                  2,757,617         3,649,712
------------------------------------------------------------------------------------------------------------------------
   Goodwill, net                                                                             1,251,809           504,275
   Intangibles, net                                                                            913,390           435,625
   Software                                                                                  1,407,336                --
   Property, plant and equipment (net)                                                         680,780           166,624
   Net assets of discontinued operations                                                         1,084         1,247,094
   Other assets                                                                                313,872           342,986
------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                        $  7,325,888      $  6,346,316
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                          $  1,774,619      $    850,159
   Accounts payable                                                                          1,067,677         1,129,308
   Accrued expenses                                                                            573,295           332,273
   Unearned sales revenue                                                                       95,547           174,527
------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                              3,511,138         2,486,267
------------------------------------------------------------------------------------------------------------------------
   Notes payable                                                                               345,222            11,928
------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                       3,856,360         2,498,195
------------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK                                                                   1,250,000         1,250,000
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, Series C, D, E, F and G, $.01 par value; 5,000,000 shares
      authorized, 420,000 and 0 shares issued and outstanding, respectively                      4,190                --
   Common stock, $.04 par value, 17,500,000 shares authorized, 2,837,850 and
      2,165,036 shares issued and outstanding, respectively                                    113,514            86,601
   Additional paid-in capital                                                               17,284,965        14,525,450
   Stock subscription receivable                                                                    --          (812,500)
   Accumulated deficit                                                                     (15,132,536)      (11,150,825)
   Treasury stock at cost, 24,500 shares                                                       (50,605)          (50,605)
------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                              2,219,528         2,598,121
------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  7,325,888      $  6,346,316
========================================================================================================================

          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED




                                                                 Three Months      Three Months       Nine Months        Nine Months
                                                                        Ended             Ended             Ended              Ended
                                                                 September 30,     September 30,     September 30,     September 30,
                                                                         2001              2000              2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)        (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net sales                                                        $  1,546,008      $  3,057,947      $  4,308,400      $ 12,476,578
Cost of sales                                                       1,393,398         1,961,762         3,508,307         9,520,048
-----------------------------------------------------------------------------------------------------------------------------------
       Gross profit                                                   152,610         1,096,185           800,093         2,956,530
-----------------------------------------------------------------------------------------------------------------------------------
Expenses:
      Selling                                                         181,426           205,622           823,931           628,726
      General and administrative expenses                           1,047,941           645,520         2,484,520         2,327,426
-----------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                               1,229,367           851,142         3,308,451         2,956,152
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                           (1,076,757)          245,043        (2,508,358)              378
Other income (expense):
      Settlement of lawsuit (note 3)                                       --                --        (1,234,956)               --
      Other, net                                                           --            17,228            73,284            17,228
      Interest expense                                                (10,729)          (26,536)          (53,090)          (94,392)
      Interest income                                                     444            26,815            26,436            55,316
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes and
  discontinued operations                                          (1,087,042)          262,550        (3,696,684)          (21,470)
State and local taxes                                                      --            14,364            20,538            20,705
-----------------------------------------------------------------------------------------------------------------------------------
        (Loss) income from continuing operations                   (1,087,042)          248,186        (3,717,222)          (42,175)
Discontinued operations:
     Income (loss) from discontinued operations,
        net of income taxes of $0 and $80,892 respectively                 --          (139,209)         (681,193)         (281,455)
        Gain (loss) on disposal of discontinued operations                 --                --           472,957          (856,198)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                $ (1,087,042)     $    108,977      $ (3,925,458)     $ (1,179,828)

Preferred dividends                                                   (18,750)          (18,750)          (56,250)          (18,750)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income attributable to common shareholders            $ (1,105,792)     $     90,227      $ (3,981,708)     $ (1,198,578)
-----------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                               2,328,890         2,138,634         2,328,890         2,136,533
Diluted                                                             2,328,890         2,951,774         2,328,890         2,136,533

BASIC LOSS PER COMMON SHARE:
         Continuing operations                                   $      (0.47)     $       0.12      $      (1.60)     $      (0.02)
-----------------------------------------------------------------------------------------------------------------------------------
         Discontinued operations                                 $      (0.00)     $      (0.07)     $      (0.09)     $      (0.53)
-----------------------------------------------------------------------------------------------------------------------------------
         Net loss per share                                      $      (0.47)     $       0.04      $      (1.69)     $      (0.55)
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED LOSS PER COMMON SHARE:
-----------------------------------------------------------------------------------------------------------------------------------
         Continuing operations                                   $      (0.47)     $       0.08      $      (1.60)     $      (0.02)
-------------------------------------------------------------------------------------------------------------------------------
         Discontinued operations                                 $      (0.00)     $      (0.05)     $      (0.09)     $      (0.53)
-----------------------------------------------------------------------------------------------------------------------------------
         Net loss per share                                      $      (0.47)     $       0.03      $      (1.69)     $      (0.55)
===================================================================================================================================

          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                    UNAUDITED


                                                                                                          2001              2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                         $ (3,925,458)     $ (1,179,828)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Loss from discontinued operations                                                                  681,193           856,198
      (Gain) loss from disposal of discontinued operations                                              (472,957)           61,353
      Bad debt                                                                                                --            20,000
      Depreciation and amortization                                                                      243,290           203,506
      Warrants issued in connection with lawsuit settlement                                              250,000                --
      Notes payable issued in connection with lawsuit settlement (net of payments)                       516,000                --
      Issuance of options and warrants for services                                                           --            16,300
      Changes in operating assets and liabilities:
        Accounts receivable                                                                               36,072          (872,914)
        Other assets                                                                                    (317,533)          (48,988)
        Accounts payable                                                                                 (61,631)          (13,363)
        Accrued expenses                                                                                (185,004)          231,761
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                                      (3,236,028)         (725,975)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS                                 1,831,047           959,398
----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                   (1,404,981)          233,423
----------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                                                --           (22,935)
      Proceeds from sale of investments                                                                  499,778                --
      Payments for acquisitions                                                                               --          (100,000)
      Purchase of equipment                                                                              (18,229)          (44,479)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                           481,549          (167,414)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS                                     108,857        13,629,977
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                                590,406        13,462,563
----------------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                                                  --             4,722
      Proceeds from issuance of preferred stock                                                          100,000           874,465
      Proceeds from exercise of stock options by employees and warrants                                   50,124                --
      Proceeds/repayment from notes payable (net)                                                        784,032          (397,155)
      Payment of bank fees                                                                              (176,087)               --
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS                                     758,069           482,032
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS                                      (902,132)      (13,611,789)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                                   (144,063)      (13,129,757)
----------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (958,638)          566,229
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         1,156,436         1,003,752
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $    197,798      $  1,569,981
----------------------------------------------------------------------------------------------------------------------------------
Supplemental non cash financing information:
----------------------------------------------------------------------------------------------------------------------------------
Rescission of Stock Subscription receivable in connection with lawsuit settlement                   $    812,500                --
----------------------------------------------------------------------------------------------------------------------------------
Common stock issued to redeem notes payable                                                         $     62,500                --
----------------------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                                                          $         --      $      4,929
Cash paid for income taxes for discontinued operations                                              $     16,939      $     86,017
Cash paid for interest                                                                              $     42,361      $     94,391
Cash paid for interest for discontinued operations                                                  $    228,817      $    617,229
----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  5B TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of 5B Technologies Corporation and subsidiaries (the "Company") at September 30, 2001 and its results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000, respectively, have been included (See Note 2).

      The financial statements for the three and nine months ended September 30, 2001 include the results of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

      2. DISCONTINUED OPERATION

      On May 14, 2001, the Company sold its legal staffing business, which was maintained through a wholly owned subsidiary, Deltaforce Personnel Services, Inc. ("DeltaGroup"), for approximately $1,500,000, plus 50% of revenue in excess of $7.25 million and $7.5 million in the first and second years after closing. Accordingly, DeltaGroup has been presented as a discontinued operation for the nine months ended September 30, 2001. The balance sheet as of December 31, 2000 and the statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000, respectively, have been restated to conform to such presentation. The loss on disposal of DeltaGroup includes provisions for estimated losses of approximately $681,000 and a gain on sale, exclusive of contingent consideration, of approximately $473,000, for a total loss of approximately $208,000. The provision for estimated losses of approximately $681,000 is based on management's estimate of future expenses relating to contractual obligations and other expenses related to the staffing business. Net sales for DeltaGroup were approximately $2,636,000 and $5,813,000 for the nine months ended September 30, 2001 and 2000, respectively.

      On May 2, 2000, the Company sold the majority of its lease portfolio (the "Assets"), which was maintained through a wholly owned subsidiary, Paramount Operations Inc.

("Paramount"), for approximately $700,000 and the assumption of approximately $6,117,000 of indebtedness related to the Assets. Accordingly, Paramount has been presented as a discontinued operation as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000, respectively. The loss on disposal of Paramount includes provisions for estimated losses of approximately $602,000 and a loss on sale of approximately $254,000, for a total loss of approximately $856,000. The provision for estimated losses of approximately $602,000 is based on management's estimate of future income and expenses relating to the remaining lease portfolio and write-downs of certain related assets. Net sales for Paramount were approximately $406,000 and $5,807,000 for the nine months ended September 30, 2001 and 2000, respectively.

      The components of net assets of discontinued operation included in the Company's Consolidated Balance Sheets at September 30, 2001 and December 31, 2000, are as follows:


                                                                                2001              2000
                                                                             -----------      -----------
     DELTAFORCE PERSONNEL SERVICES, INC
     Accounts receivable                                                     $    21,846      $   932,219
     Note receivable                                                             300,000               --
     Other assets                                                                134,303          122,706
     Goodwill and intangibles                                                         --        1,056,772
     Accounts payable                                                           (253,998)         (77,758)
     Accrued expenses                                                            (28,626)         (89,574)
     Notes payable                                                                    --         (750,000)
                                                                             -----------      -----------
                                                                                 173,525        1,194,365
                                                                             -----------      -----------

     PARAMOUNT OPERATIONS INC
     Accounts receivable                                                          23,734          103,528
     Net investment in direct finance and sales-type leases                    3,089,847        3,198,704
     Assets held under operating leases, net of accumulated depreciation         161,174          261,737
     Other assets                                                                     --          162,000
     Accrued expenses                                                           (306,405)        (380,317)
     Notes payable                                                               (24,417)         (76,384)
     Obligations for financed equipment - non-recourse                        (3,116,374)      (3,216,539)
                                                                             -----------      -----------
                                                                                (172,441)          52,729
                                                                             -----------      -----------
                                                                             $     1,084      $ 1,247,094
                                                                             ===========      ===========

      3. ACQUISITIONS

      (a) On August 16, 2001, the Company acquired the operating assets of Knowledge Strategies Group, Inc. ("KSG"), a privately held New York City based e-commerce web site development and hosting company, in exchange for 150,000 shares of the Company's common stock and the assumption by the Company of certain indebtedness of KSG, including KSG's indebtedness to the Connecticut Bank of Commerce ("CBC"). The Company issued to CBC 140,193 shares of common stock and 4,000, 5,000 and 10,000 shares of the Company's Series C, Series D and Series E 6% Convertible Preferred Stock (the "CBC Preferred Stock"), respectively, in satisfaction of the Company's obligations with respect to such CBC indebtedness. The CBC Preferred Stock is convertible into an aggregate of 648,486 shares of the Company's common stock at exercise prices, which on that date were greater than the fair market value of the underlying common stock of $2.00, $2.75 and $3.25, respectively; provided, however, that to the extent such CBC Preferred Stock will be converted into shares of common stock that exceeds 19.9% of the Company's outstanding common stock (calculated as of the date of issuance of the CBC Preferred Stock), the Company must first obtain the approval of the Company's stockholders prior to such issuance. The Company has undertaken to obtain such stockholder approval at the annual meeting of stockholders scheduled for 2002. Additionally, the Company has granted certain registration rights with respect to the shares of common stock issuable upon conversion of the CBC Preferred Stock and has undertaken to register the 140,193 shares of common stock issued to CBC within 120 business days of the date of issuance. The terms of the CBC Preferred Stock also contains certain anti-dilution protections, including with respect to issuances of securities by the Company below the market price per share. In connection with the KSG transaction, CBC has amended its credit arrangement with the Company making such arrangement with respect to the mezzanine facility less restrictive (See Note 5).

      (b) On August 31, 2001, the Company acquired certain assets, consisting primarily of the customer list, of Anadig Network Solutions, a privately-held consultative network, security, and infrastructure solutions provider. The Company acquired Anadig's client base and key staff in the marketing, engineering, project management and support areas. The Company will pay a percentage of revenues received from the Anadig client based at various rates, depending on the nature of the product and the identity of the client. The payments made to Anadig will terminate on December 31, 2002, except for payments attributable to one client which will extinguish upon termination existing contracts. Anadig's revenues for the 7 months ended June 31, 2001 were approximately $3,000,000.

      (c) On September 14, 2001, the Company acquired certain assets of Galt Corporation ("Galt"), a privately held New York based company engaged in the business of application development, web site hosting and the integration of information technology solutions, for 300,000 shares of 5B common stock, 300,000 shares of Series F 6% Convertible Preferred Stock, convertible at $3.33 per share, which on that date was greater than the fair value of the underlying common stock, warrants to acquire 300,000 shares of 5B Common Stock at $1.00 per share and the assumption of certain liabilities. The Series F Preferred Stock will be convertible into an aggregate of 300,000 shares of the Company's common stock (subject to a prohibition on the issuance of shares in excess of 19.9% of the outstanding common stock of the Company (calculated as of the date of issuance of the Series F Preferred Stock) without first obtaining stockholder approval, which the Company will undertake to obtain at the 2002 annual meeting of stockholders). The warrants have an expiration term of five years. In connection with this acquisition the Company entered into employment agreements, through December 31, 2002, with three key executives for an aggregate consideration of $380,000 annually.

      The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2001 and 2000 assume that the acquisitions occurred as of January 1, 2000:


         ----------------------------------------------------------------------------------
         Three months ended
         September 30,                                           2001                 2000
         ----------------------------------------------------------------------------------
         Net revenues                                    $  2,189,235         $  6,652,152
         Net loss from continuing operations                1,426,474              366,329
         Loss per common share: basic and diluted        $      (0.61)        $      (0.13)

         ----------------------------------------------------------------------------------
         Nine months ended
         September 30,                                           2001                 2000
         ----------------------------------------------------------------------------------
         Net revenues                                    $  8,861,273         $ 22,992,351
         Net loss from continuing operations                5,733,618            1,157,082
         Loss per common share: basic and diluted        $      (2.46)        $      (0.42)


      4. SALE OF SECURITIES

      The Company, in September 2001, issued 100,000 shares of Series G Convertible Preferred Stock to Galt Asset Management for $100,000. The Series G Preferred Stock may be converted into Common Stock of the Company at any time after 270 calendar days from the filing date of the Certificate of Designations. Each share of Series G Preferred shall be convertible into a number of fully paid and nonassessable shares of Common Stock at the price per share of Common Stock equal to 100% of the ten (10) calendar day average closing price (the "Average Closing Price") as reported on the NASDAQ Small Cap. Market or if the Common Stock is not trading on such market, on such other market as the Common Stock most actively trades (subject to a prohibition on the issuance of shares in excess of 19.9% of the outstanding common stock of the Company (calculated as of the date of issuance of the Series G Convertible Preferred Stock) without first obtaining stockholder approval, which the Company will undertake to obtain at the 2002 annual meeting of stockholders). The Series G Convertible Preferred Stock will not pay dividends.

      5. LEGAL PROCEEDINGS

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

October 1, 2001. In addition, the stock subscription receivable of $812,500 was rescinded in connection with the settlement. Legal fees relating to the lawsuit approximated $165,000 for the nine months ended September 30, 2001.

      On January 4, 2001, La Vista Investors, LLC ("La Vista") commenced an action against the Company. The action seeks compensatory and other damages and equitable relief. Among the remedies La Vista has demanded are the redemption of the preferred stock at a redemption price of $1,250,000, and liquidated damages of $100,000 relating to delays in effectuating the registration statement. On February 6, 2001, the Company responded to the Complaint denying liability for the relief sought and pleading certain affirmative defenses. On February 28, 2001, La Vista made a motion to strike the Company's defenses and for summary judgment. In March 2001, the Company made a motion to amend its Answer to, among other things, plead additional affirmative defenses. The Company also opposed La Vista's motion for summary judgment. On October 1, 2001, the Court issued a decision (i) partially granting the Company's motion to mend its Answer, (ii) partially denying La Vista's motion to strike affirmative defenses and (iii) denying La Vista's motion for summary judgment. The Company believes that it has strong legal defenses and other legal rights and intends to continue to vigorously defend this Action.

      Larry Kagan, a former employee of Delta, was terminated for cause on October 14, 1999. In June 2000, Mr. Kagan commenced an arbitration alleging that Delta breached his employment agreement by terminating his employment and that the Company breached a related stock purchase agreement. The arbitration panel reached a decision in September 2001 awarding Mr. Kagan $111,000.00 plus interest and a portion of the costs. The Company intends to bring a proceeding to vacate the arbitration award, however $111,000 has been accrued as of September 30, 2001 relating to the arbiters decision.

      6. LINES OF CREDIT

      At September 30, 2001, the Company had two credit lines available with Connecticut Bank of Commerce ("CBC"):

      5B GROUP REVOLVING CREDIT FACILITY: On May 24, 2001, the Company entered into a revolving credit facility secured by eligible accounts receivable (as defined in the credit facility). The term of the credit facility is two years from the date of closing. Borrowings are limited to 75% of eligible accounts receivable. The rate of interest charged on the facility will be 1 1/2% above the Wall Street prime commercial lending rate, which approximated 6.5% as of September 30, 2001. As of September 30, 2001, 5B Group had $602,000 outstanding under this line. As of September 30, 2001, the Company was not in compliance with its minimum tangible net worth requirements, but has obtained a waiver from CBC for the aforementioned covenant.

      MEZZANINE FACILITY: On May 24, 2001, the Company obtained a maximum mezzanine facility of $1,500,000, to be used for future acquisitions and other agreed to purposes. The maximum amount of the mezzanine facility will be limited to the lesser of $1,500,000 and 110% of the total cash, cash equivalents, marketable securities and accounts receivable of the Company less the outstanding amount of the revolving credit facility. The mezzanine facility will mature within two years, or be rolled into the 5B

      Group revolving credit facility. The rate of interest charged on the facility will be 2% above the Wall Street prime commercial lending rate, which approximated 6.5% as of September 30, 2001. As of September 30, 2001, 5B Group had approximately $873,000 outstanding under this line, however, in connection with the KSG asset acquisition (See Note 3(a)), CBC has relaxed certain of the above requirements and the Company believes that, subject to CBC's approval, it will be able to use this mezzanine facility for future acquisitions.

      The two credit lines also have a requirement to maintain a minimum of $1,000,000 with CBC at all times. If this requirement is not met there is a fee of 2%, which is based on the shortfall. 5B did not meet this cash requirement and has been charged the aforementioned fee.

      7. REDEEMABLE PREFERRED STOCK

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

      In addition to the right of the selling stockholder to voluntarily convert its Series B Preferred Stock into shares of the Company's common stock, all unconverted shares of the Series B Preferred Stock will automatically convert into shares of common stock, at the then-applicable conversion formula, on April 17, 2003.

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

      Additionally, if the number of shares of common stock issued upon conversion of the Series B Preferred Stock exceeds 19.9% of our outstanding common stock, the Company must take, at its option, one of two actions: (i) redeem all of the remaining shares of Series B Preferred Stock at a price equal to 120% of the Liquidation Preference or (ii) call a special meeting of the Company's stockholders to approve of the issuance of the common stock and use the Company's best efforts to obtain such approval.

      The Company's ability to elect the first alternative (i.e., redeem at 120% of the Liquidation Preference) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At September 30, 2001, the Series B Preferred Stock was convertible into 1,262,626 shares of Common Stock, which exceeded the 19.9% limitation.

      On September 28, 2000, the Company received notification from La Vista demanding redemption of the outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement declared effective by September 27, 2000. Although the Company filed a registration statement relating to the Series B Preferred Stock, which was declared effective on February 16, 2001, La Vista instituted a lawsuit against the Company on January 4, 2001. The action seeks compensatory and other damages and equitable relief. Among the remedies La Vista has demanded are the redemption of the preferred stock at a redemption price of $1,250,000, and liquidated damages of $100,000 relating to delays in effectuating the registration statement. On February 6, 2001, the Company responded to the Complaint denying liability for the relief sought and pleading certain affirmative defenses. On February 28, 2001, La Vista made a motion to strike the Company's defenses and for summary judgment. In March 2001, the Company made a motion to amend its Answer to, among other things, plead additional affirmative defenses. The Company also opposed La Vista's motion for summary judgment. On October 1, 2001, the Court issued a decision (i) partially granting the Company's motion to amend its Answer, (ii) partially denying La Vista's motion to strike affirmative defenses and (iii) denying La Vista's motion for summary judgment. The Company believes that it has strong legal defenses and other legal rights and intends to continue to vigorously defend this Action.

      8. NASDAQ REGISTRATION REQUIREMENTS

      On July 6, 2001, the Company received a correspondence from the NASDAQ Stock Market in connection with a determination by NASDAQ that the Company did not meet the net tangible assets and proposed shareholders equity maintenance criteria for continued listing as set forth in Marketplace Rule 4310(c)(2)(B) and the proposed amendment to Marketplace Rule 4310(c)(2)(B)(i), respectively. Although NASDAQ had determined to delist the Company's securities on July 16, 2001, the Company requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the delisting determination, which will stay such delisting pending the outcome of the hearing. The Company appeared at the hearing on August 23, 2001. The panel found that the Company failed to meet the NASDAQ requirement as of June 30, 2001; however the panel granted the Company a temporary exception subject to the Company meeting certain conditions as follows: (1) On or before November 9, 2001 the Company submitted to NASDAQ executed final documentation in connection with the recently completed acquisitions of Knowledge Strategies Group, Inc., Anadig Corp. and Galt Corporation and (2) on or before November 15, 2001, the Company must file the Form 10-Q for the quarter ending September 30, 2001 evidencing shareholders' equity of at least $2,500,000. In the event that the Company is deemed to have met the terms of the exception, it shall continue to be listed on The NASDAQ Small Cap Market. The Company can not make any assurances it will meet these requirements.

      9. NET LOSS PER COMMON SHARE

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

      Options to purchase approximately 771,583 shares of common stock at exercise prices ranging from $0.85 to $12.00 per share and warrants to purchase approximately 460,000 shares of common stock at exercise prices ranging from $0.85 to $2.34 per share were outstanding during the nine months ended September 30, 2001. Options to purchase approximately 524,550 shares of common stock at exercise prices ranging from $0.44 to $13.25 per share and warrants to purchase approximately 110,000 shares of common stock at prices ranging from $0.85 to $2.34 per share were outstanding during a portion of 2000. These options and warrants expire through 2011 and 2004, respectively.

      10. SEGMENT INFORMATION

      The Company's results of operations are reviewed and managed through two segments (i) corporate overhead ("5B") and (ii) Internet, e-commerce and systems integration ("5B Group"). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies, which can be found on pages F-7 through F-11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following represents selected financial information for the Company's segments for the three and nine months ended September 30, 2001 and 2000:


                                                     5B            5B Group          Total
    ------------------------------------------------------------------------------------------
    Three months ended
    September 30, 2001
    ------------------------------------------------------------------------------------------
    Revenues                                  $         --      $  1,546,008      $  1,546,008
    Cost of sales                                       --         1,393,398         1,393,398
    Selling                                         17,417           164,009           181,426
    General and Administrative                     120,718           927,223         1,047,941
    Interest expense                                 1,115             9,614            10,729
    Pre-tax loss                                   (43,297)       (1,043,745)       (1,087,042)
    Assets                                    $    454,975      $  6,870,913      $  7,325,888

    Three months ended
    September 30, 2000
    ------------------------------------------------------------------------------------------
    Revenues                                  $         --      $  3,057,947      $  3,057,947
    Cost of sales                                       --         1,961,762         1,961,762
    Selling                                         13,220           192,402           205,622
    General and Administrative                      13,531           631,989           645,520
    Interest expense                                 6,148            20,388            26,536
    Pre-tax (loss) income                           (9,556)          272,106           262,550
    Assets                                    $  4,149,543      $  4,697,659      $  8,847,202
    ==========================================================================================

    ------------------------------------------------------------------------------------------
    Nine months ended
    September 30, 2001
    ------------------------------------------------------------------------------------------
    Revenues                                  $         --      $  4,308,400      $  4,308,400
    Cost of sales                                       --         3,508,307         3,508,307
    Selling                                         84,580           739,351           823,931
    General and Administrative                     301,856         2,226,222         2,484,520
    Interest expense                                10,729            37,866            53,090
    Pre-tax loss                                (1,554,688)       (2,141,996)       (3,696,684)
    Assets                                    $    454,975      $  6,870,913      $  7,325,888

    Nine months ended
    September 30, 2000
    ------------------------------------------------------------------------------------------
    Revenues                                  $         --      $ 12,476,578      $ 12,476,578
    Cost of sales                                       --         9,520,048         9,520,048
    Selling                                         61,437           567,289           628,726
    General and Administrative                     598,659         1,728,767         2,327,426
    Interest expense                                27,237            67,155            94,392
    Pre-tax (loss) income                         (656,759)          635,489           (21,470)
    Assets                                    $  4,149,543      $  4,697,659      $  8,847,202
    ==========================================================================================

11.   RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

      The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is approximately $1,574,000, approximately $486,000 was recorded prior to June 30, 2001, and other intangible assets and software are $2,191,000. Amortization expense during the nine-month period ended September 30, 2001 was $190,000. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

      In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS144"). This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS121") and Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS144 generally are to be applied prospectively. The Company believes that the adoption of FAS144 will not have a material impact on the Company's financial position or results of operations.

    12. SUBSEQUENT EVENTS

      The financial statements and discussions contained in this Form 10-Q do not reflect the following transaction. Effective August 31, 2001, 5B Technologies Corporation, through a subsidiary, acquired certain assets of Anadig Corporation. On that date, Anadig Corporation received a letter of authorization from a customer (which letter was assigned by Anadig to 5B), to place an order for Cisco Systems infrastructure equipment totaling approximately $1,090,779 plus engineering services, for a total transaction value of $1,175,489. 5B's cost of the transaction was $889,973, producing a gross profit of $285,516. Signed purchase orders from such customer were received by 5B on September 21, 2001. Upon receipt of those purchase orders, 5B ordered the Cisco Systems equipment. 5B subsequently received letters from the customer (i) requesting that the Cisco equipment be delivered in October and (ii) confirming that title to and responsibility for the Cisco equipment transferred to the customer on September 30, 2001. If such transaction had been included in this form 10-Q, the shareholders equity would have been $2,505,044.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS

      The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this 10-Q.

RECENT DEVELOPMENTS

      The third quarter of 2001 has represented a difficult time for the technology industry. Many technology companies have closed their doors while the remaining companies are competing for clients at all levels. 5B Technologies Corporation has not escaped this industry downturn, but is aggressively trying to maintain its clients and market share as well as grow its core business.

      On July 6, 2001, the Company received a correspondence from the NASDAQ Stock Market in connection with a determination by NASDAQ that the Company did not meet the net tangible assets and proposed shareholders equity maintenance criteria for continued listing as set forth in Marketplace Rule 4310(c)(2)(B) and the proposed amendment to Marketplace Rule 4310(c)(2)(B)(i), respectively. Although NASDAQ had determined to delist the Company's securities on July 16, 2001, the Company requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the delisting determination, which will stay such delisting pending the outcome of the hearing. The Company appeared at the hearing on August 23, 2001. The panel found that the Company failed to meet the NASDAQ requirement as of June 30, 2001; however the panel granted the Company a temporary exception subject to the Company meeting certain conditions as follows: (1) On or before November 9, 2001 the Company must submit to NASDAQ executed final documentation in connection with the recently completed acquisitions of Knowledge Strategies Group, Inc., Anadig Corp. and Galt Corporation and (2) on or before November 15, 2001, the Company must file the Form 10-Q for the quarter ending September 30, 2001 evidencing shareholders' equity of at least $2,500,000. In the event that the Company is deemed to have met the terms of the exception, it shall continue to be listed on The NASDAQ Small Cap Market. The Company can not make any assurances it will meet these requirements.

      While the Klein lawsuit and the potential NASDAQ delisting are negative matters, the Company is moving forward to expand its operations in a tight market. On August 16, 2001, the Company acquired the operating assets of Knowledge Strategies Group ("KSG"), a privately held New York City based e-commerce web site development and hosting company. Founded in 1995, Knowledge Strategies Group focuses on delivering innovative business solutions that leverage KSG's proprietary technology and design expertise. With a strong retail focus (which is a market that the Company is currently not competing in), KSG builds e-commerce enabled websites, business-to-business networks and intranets for the most respected names in the retail marketplace. KSG has developed a formidable roster of clients that transform and guide the digital marketplace, including Bloomingdale's, Ermenegildo Zegna, Ghurka, Arrow Shirts, Telebeam and Gold Toe Socks.

      In March 2000, KSG acquired Eosk.com, the leader in e-commerce enabled kiosks, furthering the development of complete Omnitailing solutions. By utilizing multiple channels including stores, Web sites, kiosks, handheld computers and wireless devices, Omnitailing allows businesses to connect to consumers in more ways than have ever before been possible.

      On August 16, 2001, the Company acquired the operating assets of Knowledge Strategies Group, Inc. ("KSG"), a privately held New York City based e-commerce web site development and hosting company, in exchange for 150,000 shares of the Company's common stock and the assumption by the Company of certain indebtedness of KSG, including KSG's indebtedness Connecticut Bank of Commerce ("CBC"). The Company issued to CBC 140,193 shares of common stock and 4,000, 5,000 and 10,000 shares of the Company's Series C, Series D and Series E 6% Convertible Preferred Stock (the "CBC Preferred Stock"), respectively, in satisfaction of the Company's obligations with respect to such CBC indebtedness. The CBC Preferred Stock is convertible into an aggregate of 648,486 shares of the Company's common stock at exercise prices, which on that date were greater than the fair market value of the underlying common stock of $2.00, $2.75 and $3.25, respectively; provided, however, that to the extent such CBC Preferred Stock will be converted into shares of common stock that exceeds 19.9% of the Company's outstanding common stock (calculated as of the date of issuance of the CBC Preferred Stock), the Company must first obtain the approval of the Company's stockholders prior to such issuance. The Company has undertaken to obtain such stockholder approval at the annual meeting of stockholders scheduled for 2002. Additionally, the Company has granted certain registration rights with respect to the shares of common stock issuable upon conversion of the CBC Preferred Stock and has undertaken to register the 140,193 shares of common stock issued to CBC within 120 business days of the date of issuance. The terms of the CBC Preferred Stock also contains certain anti-dilution protections, including with respect to issuances of securities by the Company below the market price per share. In connection with the KSG transaction, CBC has amended its credit arrangement with the Company making such arrangement with respect to the mezzanine facility less restrictive (See Note 5).

      On August 31, 2001, the Company acquired certain assets, consisting primarily of the customer list, of Anadig Network Solutions, a privately-held consultative network, security, and infrastructure solutions provider. The Company acquired Anadig's client base and key staff in the marketing, engineering, project management and support areas. The Company will pay a percentage of revenues received from the Anadig client based at various rates, depending on the nature of the product and the identity of the client. The payments made to Anadig will terminate on December 31, 2002, except for payments attributable to one client which will extinguish upon termination existing contracts. Anadig's revenues for the 7 months ended June 31, 2001 were approximately $3,000,000.

      On September 14, 2001, the Company acquired certain assets of Galt Corporation ("Galt"), a privately held New York based company engaged in the business of application development, web site hosting and the integration of information technology solutions, for 300,000 shares of 5B common stock, 300,000 shares of Series F 6% Convertible Preferred Stock, convertible at $3.33 per share, which on that date was greater than the fair value of the underlying common stock, warrants to acquire 300,000 shares of 5B Common Stock at $1.00 per share and the assumption of certain liabilities. The Series F Preferred Stock will be convertible into an aggregate of 300,000 shares of the Company's common stock (subject to a prohibition on the issuance of shares in excess of 19.9% of the outstanding common stock of the Company (calculated as of the date of issuance of the Series F Preferred Stock) without first obtaining stockholder approval, which the Company will undertake to obtain at the 2002 annual meeting of stockholders). The warrants have an expiration term of five years. In connection with this acquisition the Company entered into employment agreements, through December 31, 2002, with three key executives for an aggregate consideration of $380,000 annually.

      The Company, in September 2001, issued 100,000 shares of Series G Convertible Preferred Stock to Galt Asset Management for $100,000. The Series G Preferred Stock may be converted into Common Stock of the Company at any time after 270 calendar days from the filing date of the Certificate of Designation. Each share of Series G Preferred shall be convertible into a number of fully paid and nonassessable shares of Common Stock at the price per share of Common Stock equal to 100% of the ten (10) calendar day average closing price (the "Average Closing Price") as reported on the NASDAQ Small Cap. Market or if the Common Stock is not trading on such market, on such other market as the Common Stock most actively trades (subject to a prohibition on the issuance of shares in excess of 19.9% of the outstanding common stock of the Company (calculated as of the date of issuance of the Series G Convertible Preferred Stock) without first obtaining stockholder approval, which the Company will undertake to obtain at the 2002 annual meeting of stockholders). The Series G Convertible Preferred Stock will not pay dividends.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      For the three months ended September 30, 2001, the Company recorded sales revenue of $1.6 million; a $1.5 million decrease from the $3.1 million recorded during the three months ended September 30, 2000. The decrease in sales at 5B Group is a result of the timing of new projects being authorized, which the Company believes is due to the economy, both nationally and regionally.

      Cost of sales consists of all direct labor costs and other costs, such as payroll taxes, employee benefits, outside contractors and equipment purchases, related to each project or individual sale. For the three months ended September 30, 2001, the Company recorded cost of sales of $1.4 million; an increase of $568,000 compared to the $2.0 million recorded for the three months ended September 30, 2000. The reason for the increase is due to unassigned engineers and an increasingly competitive market. The Company has had various lay-offs to reduce the amount of unassigned time and consolidate its workforce.

      Selling expense consists of all sales force salaries, commissions and associated costs. Selling expense for the three months ended September 30, 2001 was $181,000, a 11% decrease over the $206,000 recorded in the comparable prior period. 5B Group reported selling expenses of $164,000, or 10% of revenue, for the three months ended September 30, 2001 compared to $192,000, or 6% of revenue for the three months ended September 30, 2000. The decrease in selling expenses for 5B Group is predominantly due to a restructuring of the sales force and lower commissions being paid, due to a reduction in sales.

      General and administrative expenses totaled $1.0 million, or 63% of revenue, for the three months ended September 30, 2001, representing an increase of $402,000 compared to the $645,000, or 21% of revenue, recorded during the three months ended September 30, 2000. 5B Group reported general and administrative expenses of $927,000, or 58% of revenue, for the three months ended September 30, 2001 compared to $632,000, or 21% of revenue, for the three months ended September 30, 2000. The increase is attributable to the various acquisitions which has led to additional operating expenses.

      Net loss from continuing operations was $1.1 million for the three months ended September 30, 2001 compared to the $248,000 net income recorded in the comparable prior period.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      For the nine months ended September 30, 2001, the Company recorded sales revenue of $4.3 million; a $8.2 million decrease from the $12.5 million recorded during the nine months ended September 30, 2000. $5.0 million, of the $7.1 million decrease related to a one-time sale of hardware/software sales associated with an internet infrastructure database build out in the fiscal 2000 period which was not replaced in the fiscal 2001 period. The remaining decrease in sales at 5B Group is a result of the timing of new projects being authorized, which the Company believes is due to the economy, both nationally and regionally.

      For the nine months ended September 30, 2001, the Company recorded cost of sales of $3.5 million; a decrease of $5.2 million compared to the $6 million recorded for the nine months ended September 30, 2000, primarily as a result of a decrease in sales and implementation of cost reduction plans.

      Selling expense for the nine months ended September 30, 2001 was $824,000, a 31% increase over the $629,000 recorded in the comparable prior period. 5B Group reported selling expenses of $739,000, or 17% of revenue, for the nine months ended September 30, 2001 compared to $567,000, or 5% of revenue, for the nine months ended September 30, 2000. The increase in selling expenses for 5B Group is due primarily to the addition of more salespeople.

      General and administrative expenses totaled $2.5 million, or 58% of revenue, for the nine months ended September 30, 2001, representing an increase of $201,000 compared to the $2.3 million, or 19% of revenue, recorded during the nine months ended September 30, 2000. 5B Group reported general and administrative expenses of $2.1 million, or 49% of revenue, for the nine months ended September 30, 2001 compared to $1.7 million, or 14% of revenue, for the nine months ended September 30, 2000. The increase is attributable to the various acquisitions which has led to additional operating expenses.

      Net loss from continuing operations was $3.7 million for the nine months ended September 30, 2001, which included $1,234,956 in settlement of the Klein lawsuit discussed above, which is included in other income (expense). The net loss for the nine months ended September 30, 2000 amounted to $42,175.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001, the Company had $197,798 in cash and cash equivalents and investments available for sale. Substantially this entire amount was invested in interest-bearing savings accounts; money market accounts established by major commercial banks. Primarily as a result of the continued investment in 5B Group, the acquisitions it made in prior years and new financings, the Company experienced a decrease in net cash and investments available for sale during the nine months ended September 30, 2001 of $1,458,416 and a decrease of $714,940 for the three months ended September 30, 2001.

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

      At September 30, 2001, the Company had two credit lines available with Connecticut Bank of Commerce ("CBC"):

      5B GROUP REVOLVING CREDIT FACILITY: On May 24, 2001, the Company entered into a revolving credit facility secured by eligible accounts receivable (as defined in the credit facility). The term of the credit facility is two years from the date of closing. Borrowings are limited to 75% of eligible accounts receivable. The rate of interest charged on the facility will be 1 1/2% above the Wall Street prime commercial lending rate, which approximated 6.5% as of September 30, 2001. As of September 30, 2001, 5B Group had $602,000 outstanding under this line. As of September 30, 2001, the Company was not in compliance with its minimum tangible net worth requirements, but has obtained a waiver from CBC for the aforementioned covenant.

      MEZZANINE FACILITY: On May 24, 2001, the Company obtained a maximum mezzanine facility of $1,500,000, to be used for future acquisitions and other agreed to purposes. The maximum amount of the mezzanine facility will be limited to the lesser of $1,500,000 and 110% of the total cash, cash equivalents, marketable securities and accounts receivable of the Company less the outstanding amount of the revolving credit facility. The mezzanine facility will mature within two years, or be rolled into the 5B Group revolving credit facility. The rate of interest charged on the facility will be 2% above the Wall Street prime commercial lending rate, which approximated 6.5% as of September 30, 2001. As of September 30, 2001, 5B Group had approximately $873,000 outstanding under this line, however, in connection with the KSG asset acquisition (See Note 3(a)), CBC has relaxed certain of the above requirements and the Company believes that, subject to CBC's approval, it will be able to use this mezzanine facility for future acquisitions.

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

      The Company's ability to elect the first alternative (i.e., redeem at 120% of the Liquidation Preference) will depend on numerous factors in the future, including whether it has sufficient funds to make such redemption. At September 30, 2001, the Series B Preferred Stock was convertible into 1,262,626 shares of Common Stock, which exceeded the 19.9% limitation.

      On September 28, 2000, the Company received notification from La Vista demanding redemption of the outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement declared effective by September 27, 2000. Although the Company filed a registration statement relating to the Series B Preferred Stock, which was declared effective on February 16, 2001, La Vista instituted a lawsuit against the Company on January 4, 2001. The action seeks compensatory and other damages and equitable relief. Among the remedies La Vista has demanded are the redemption of the preferred stock at a redemption price of $1,250,000, and liquidated damages of $100,000 relating to delays in effectuating the registration statement. On February 6, 2001, the Company responded to the Complaint denying liability for the relief sought and pleading certain affirmative defenses. On February 28, 2001, La Vista made a motion to strike the Company's defenses and for summary judgment. In March 2001, the Company made a motion to amend its Answer to, among other things, plead additional affirmative defenses. The Company also opposed La Vista's motion for summary judgment. On October 1, 2001, the Court issued a decision (i) partially granting the Company's motion to amend its Answer, (ii) partially denying La Vista's motion to strike affirmative defenses and (iii) denying La Vista's motion for summary judgment. The Company believes that it has strong legal defenses and other legal rights and intends to continue to vigorously defend this Action.

      Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unsuccessful in our litigation with the holder of our redeemable preferred stock, we cannot assure you that we will be able to generate funds to enable the Company to pay its financial obligations. In addition, our auditors included in their report on our financial statements for the year ended December 31, 2000 an explanatory paragraph about our ability to continue as a going concern

RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER

INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

      The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is approximately $1,574,000 and other intangible assets are $2,191,000. Amortization expense during the nine-month period ended September 30, 2001 was $190,000. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

In August 2001, the FASB issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS144"). This statement supercedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS121") and Accounting Principles Board Opinion No. 30, REPORTING RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. FAS144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS144 generally are to be applied prospectively. The Company believes that the adoption of FAS144 will not have a material impact on the Company's financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      "Quantitative and Qualitative Disclosure About Market Risk", on page 24 of the Company's Annual Report on Form 10-K, is incorporated herein by reference. No material changes have occurred from the disclosure in Form 10-K, through the three and nine months ended September 30, 2001.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In August 2000, Robert Klein commenced a lawsuit against the Company and Deltaforce Personnel Services Inc. in the Supreme Court of New York. The Complaint alleged that the Company breached an agreement to timely register Mr. Klein's stock. In July 2001, a settlement was reached and the Company agreed to pay Mr. Klein $875,000 in cash to be paid over a 3-year period (which has a present value of $820,000), and to issue to Mr. Klein a warrant to purchase 400,000 shares of the Company's common stock, which warrant expires in July 2005, and has an exercise price of $0.75 per share (which warrant is valued at $250,000 based on the Black-Scholes valuation model). Of the cash settlement amount, $500,000 is payable as follows: $150,000 upon execution of the settlement in July 2001, $100,000 on August 1, 2001, $50,000 on September 1, 2001, $100,000 on January 2, 2002 and $100,000 on January 2, 2003; and $375,000
is payable at the rate of $12,500 per month over a period of 30 months commencing on October 1, 2001. In addition, the stock subscription receivable of $812,500 was rescinded in connection with the settlement. Legal fees relating to the lawsuit approximated $165,000 for the nine months ended September 30, 2001.

      On September 28, 2000, the Company received notification from La Vista demanding redemption of the outstanding Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock due to the Company's failure to have a registration statement declared effective by September 27, 2000. Although the Company filed a registration statement relating to the Series B Preferred Stock, which was declared effective on February 16, 2001, La Vista instituted a lawsuit against the Company on January 4, 2001. The action seeks compensatory and other damages and equitable relief. Among the remedies La Vista has demanded are the redemption of the preferred stock at a redemption price of $1,250,000, and liquidated damages of $100,000 relating to delays in effectuating the registration statement. On February 6, 2001, the Company responded to the Complaint denying liability for the relief sought and pleading certain affirmative defenses. On February 28, 2001, La Vista made a motion to strike the Company's defenses and for summary judgment. In March 2001, the Company made a motion to amend its Answer to, among other things, plead additional affirmative defenses. The Company also opposed La Vista's motion for summary judgment. On October 1, 2001, the Court issued a decision (i) partially granting the Company's motion to amend its Answer, (ii) partially denying La Vista's motion to strike affirmative defenses and (iii) denying La Vista's motion for summary judgment. The Company believes that it has strong legal defenses and other legal rights and intends to continue to vigorously defend this Action.

      Larry Kagan, a former employee of Delta, was terminated for cause on October 14, 1999. In June 2000, Mr. Kagan commenced an arbitration alleging that Delta breached his employment agreement by terminating his employment and that the Company breached a related stock purchase agreement. The arbitration panel reached a decision in October 2001 awarding Mr. Kagan $111,000.00 plus interest and a portion of the costs. The Company intends to bring a proceeding to vacate the arbitration award, however $111,000 has been accrued as of September 30, 2001 relating to the arbiters decision.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      The information contained in Footnotes 3- Acquisitions and Footnote 4 - Sale of Securities, set forth in Notes to Unaudited Consolidated Financial Statements herein, is hereby incorporated by reference into this Item 2. The securities described in each of Footnotes 3 and 4 were sold in reliance upon
Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for sales of securities by an issuer not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS:

          None.

      (b) REPORTS ON FORM 8-K:

      The Company filed the following Current Reports on Form 8-K during the three month period ended September 30, 2001:

      Current Report on Form 8-K dated July 6, 2001 reporting under Item 5. a hearing before the NASDAQ Listing Qualifications Panel to appeal a determination by NASDAQ to delist the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       5B TECHNOLOGIES CORPORATION


Date:  November 16, 2001               By: /s/ Glenn Nortman
                                          --------------------------------------
                                          Glenn Nortman, Chief Executive Officer